Form 10QSB
period 1996-03-31
SONICS & MATERIALS INC
filed 1996-05-13
CIK 1000166

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             ----------------------
                                   FORM 10-QSB
                             ----------------------

(Mark One)
[X]      Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
Exchange Act of 1934 For the quarterly period ended March 31, 1996

                                       OR

[ ]      Transition  report  pursuant  to Section  13 or 15(d) of the Securities
Exchange Act of 1934


Commission File Number:



                            SONICS & MATERIALS, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                    06-0854713
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                              4 West Kenosia Avenue
                                Danbury, CT 06810
                    (Address of principal executive offices)

                         Telephone Number (203) 744-4400
                (Issuer's telephone number, including area code)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

           Yes [ ]                                              No [X]


         As of April 26, 1996, there were 3,500,100 shares of the Registrant's Common Stock outstanding.


         Transitional Small Business Disclosure Format (Check one):

           Yes [ ]                                              No [X]

PART I - FINANCIAL INFORMATION                                                      Page No.

Item 1.  Financial Statements *
                  Condensed Balance Sheets -
                      March 31, 1996 and June 30, 1995..................................3

                  Condensed Statements of Income -
                      For the Nine Months Ended
                      March 31, 1996 and 1995...........................................4

                      For the Three Months Ended
                      March 31, 1996 and 1995...........................................4


                  Condensed Statements of Cash Flows -
                      For the Nine Months Ended
                      March 31, 1996 and 1995...........................................5

                  Notes to Financial Statements........................................6-8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................9-11

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.....................................12

Signatures.............................................................................13

Index to Exhibits......................................................................14

Exhibit 27 - Financial Data Schedule...................................................15






* The Balance Sheet at June 30, 1995 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                            CONDENSED BALANCE SHEETS
                                      As of

                                                                   March 31,             June 30,
                                                                     1996                  1995
                                                                  (unaudited)                *
       ASSETS
CURRENT ASSETS
       Cash and cash equivalents                              $   3,544,670           $    187,490
       Accounts receivable, net of allowance
              for doubtful accounts of $45,000                    2,010,722              1,949,958
       Inventories                                                2,715,330              2,058,307
       Other current assets                                         245,127                 89,741
                                                              -------------           ------------

              Total current assets                                8,515,849              4,285,496

PROPERTY PLANT & EQUIPMENT - NET                                    285,994                277,807
OTHER ASSETS                                                        370,697                422,102
                                                              -------------           ------------
                                                                $ 9,172,540            $ 4,985,405
                                                              =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Note payable, bank - line of credit                    $     350,000           $    650,000
       Demand note payable                                          500,000                500,000
       Accounts payable                                             576,606                537,625
       Note to stockholder for S-Corp taxes                         450,000                      -
       Public offering costs accrued                                152,840                      -
       Other accrued expenses and sundry liabilities                466,298                414,013
                                                              -------------           ------------

              Total current liabilities                           2,495,744              2,101,638
LONG TERM PORTION OF CAPITAL LEASE                                   11,835                      -
                                                              -------------           ------------

              Total liabilities                                   2,507,579              2,101,638
                                                              -------------           ------------

STOCKHOLDERS' EQUITY
       Preferred stock - 2,000,000 shares authorized,
              no shares outstanding at March 31, 1996
              or June 30, 1995                                            -                      -
       Common stock - 10,000,000 shares
              authorized, 3,500,100 shares
              issued and outstanding at March 31, 1996
              2,500,000 shares issued and outstanding at
              June 30, 1995, par value $.03 per share               105,003                 75,000
       Additional paid in capital                                 6,409,737                104,737
       Retained earnings                                            150,221              2,704,030
                                                              -------------           ------------

              Total stockholders' equity                          6,664,961              2,883,767
                                                              -------------           ------------

                                                              $   9,172,540           $  4,985,405
                                                              =============           ============


* Taken from the audited financial statements at June 30, 1995.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                                                 For the Nine Months Ended             For the Three Months Ended
                                                         March 31,                             March 31,
                                                  1996               1995                1996              1995
                                                  ----               ----                ----              ----

Net sales                                  $    6,972,066      $     6,063,049    $     2,579,909     $     2,394,700
   Cost of sales                                3,569,941            3,220,747          1,376,013           1,105,076
                                           --------------      ---------------    ---------------     ---------------

Gross profit                                    3,402,125            2,842,302          1,203,896           1,289,624

Operating expenses
    Selling expense                             2,179,791            1,797,588            750,455             586,314
    General and administrative                    450,502              561,572            152,973             184,440
    Research and development                      315,166              262,163            123,391              93,923
    Compensation expense -
      stock options                                  -                 106,000                  -              26,000
                                           --------------      ---------------    ---------------     ---------------

        Total operating expenses                2,945,429            2,727,323          1,026,819             890,677

Other income (expense)
    Interest expense                              (68,441)              (4,656)           (21,923)             (3,613)
    Other                                          36,469                  903             26,420                  75
                                           --------------      ---------------    ---------------     ---------------
                                                  (31,972)              (3,753)             4,497              (3,538)
                                           ---------------     ----------------   ---------------     ----------------

Income before provision for
      income taxes                                424,724              111,226            181,574             395,409

Provision (benefit) for income taxes              (19,331)              18,691            (41,000)             18,691
                                           ---------------     ---------------    ----------------    ---------------

Net Income                                 $      444,055      $        92,535    $       222,574     $       376,718
                                           ==============      ===============    ===============     ===============

PRO FORMA DATA
    Historical income before taxes         $      424,724      $       111,226    $       181,574     $       395,409
    Subchapter S stockholder's tax
      distributions recorded as salary                  -              160,000                  -              75,000
                                           --------------      ---------------    ---------------     ---------------

    Income before taxes                           424,724              271,226            181,574             470,409
    Provision for income taxes                    169,890              108,490             72,630             188,164
                                           --------------      ---------------    ---------------     ---------------
    Net Income                             $      254,834      $       162,736    $       108,944     $       282,245
                                           ==============      ===============    ===============     ===============

Primary income per share
Net income per share                             $ 0.09             $ 0.06              $ 0.03            $ 0.10
                                                 ======             ======              ======            ======
Weighted average number of common and
common equivalent shares outstanding
                                               2,899,000           2,696,000          3,239,000          2,696,000
                                               =========           =========          =========          =========

Fully diluted income per share
Net income per share                             $ 0.09             $ 0.06              $ 0.03            $ 0.10
                                                 ======             ======              ======            ======
Weighted average number of common and
common equivalent shares outstanding
                                               2,977,000           2,696,000          3,422,000          2,696,000
                                               =========           =========          =========          =========

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                       For the Nine Months Ended March 31,

                                                                     1996             1995
                                                                     ----             ----
Net cash provided by operations                                 $    349,609      $    297,324

Net cash used in investing activities                               (116,353)         (121,788)

Net cash provided by (used in) financing activities                3,123,924          (187,000)
                                                                ------------      -------------

Net increase (decrease) in cash for the period                     3,357,180           (11,464)

Cash and cash equivalents - at beginning of period                   187,490            62,026
                                                                ------------      ------------

Cash and cash equivalents - at end of period                    $  3,544,670      $     50,562
                                                                ============      ============

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                          Notes to Financial Statements
                             March 31, 1996 and 1995

         NOTE 1:    Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained in Amendment No. 4 to a Registration Statement on Form SB-2 which the Company filed with the Securities and Exchange Commission on February 15, 1996. The results of operations for the three months ended March 31, 1996, and for the nine months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1996.

         NOTE 2:  Initial Public Offering

On March 1, 1996 the Company successfully completed an initial public offering of 1,000,100 shares of Common Stock in the Company at an initial offering price of $5.00 per share, and 1,725,000 Warrants to purchase 1,725,000 shares of Common Stock at an exercise price of $6.00 per share with an offering price of $.15 per Warrant. The proceeds from the offering were $3,832,900, net of $1,426,400 of costs associated with the offering.

In connection with the offering, the Company granted to the underwriter an option to purchase 100,000 shares of Common Stock at an exercise price of $8.25 per share; and an option to purchase 100,000 warrants at $.25 per warrant. The warrants purchased through this option have an exercise price of $8.25 per share.

         NOTE 3:  Stockholders' Equity

During the period from July 1, 1995, through the termination of the S Corporation status, the Company distributed $495,730, including an adjustable note payable to the stockholder of $450,000, to cover estimated taxes on S Corporation income. As of March 31, 1996, undistributed S Corporation retained earnings of $2,502,135 have been reclassified as additional paid in capital as if the earnings had been distributed to the stockholder and then contributed to the Company.

         NOTE 4:  Income Taxes

Prior to the completion of the initial public offering, the Company elected to be treated as an S corporation for Federal income tax reporting. An S Corporation is generally treated like a partnership, and is exempt from Federal income taxes with certain exceptions. Instead, the stockholder reported his pro rata share of corporate taxable income or loss on his individual income tax returns. A provision for state income taxes was made for those states not recognizing S Corporation status. The Company's S Corporation status has terminated, however, with the completion of the offering as described in Note 2.

Upon termination of the S Corporation status, the Company uses the liability method for both Federal and state income tax purposes. The effect of the change in status is reflected in income from continuing operations. The effect increased deferred tax assets by approximately $91,000 and earnings by the same amount in the three months and nine months ended March 31, 1996.

The pro forma provision for income taxes represents the income tax provision that would have been reported had the Company been subject to Federal and additional state and local income taxes as a C corporation for all periods presented.

         NOTE 5:  Net Income Per Share

Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the modified treasury stock method in fiscal 1996, and the treasury stock method in fiscal 1995.

The weighted average number of shares outstanding for the periods presented is as follows:

                                                     Primary Weighted Shares Outstanding
                                             Nine months ended             Three months ended
                                                  March 31,                    March 31.
                                                  ---------                    ---------
                                               1996            1995             1996         1995
                                               ----            ----             ----         ----
Weighted average number of  common
shares outstanding                          2,628,000       2,500,000       2,884,000    2,500,000

Dilution (warrants and options)               271,000         196,000         355,000      196,000
                                            ---------       ---------       ---------    ---------

Weighted average number of common and
common equivalent shares
                                            2,899,000       2,696,000       3,239,000    2,696,000
                                            ==========      ==========      ==========   =========


                                                 Fully Diluted Weighted Shares Outstanding
                                              Nine months ended            Three months ended
                                                   March 31.                    March 31,
                                                   ---------                    ---------
                                              1996           1995          1996           1996
                                              ----           ----          ----           ----
Weighted average number of  common
shares outstanding                           2,628,000      2,500,000     2,885,000      2,500,000

Dilution (warrants and options)                349,000        196,000       537,000        196,000
                                             ---------      ---------     ---------       ---------


Weighted average number of common and
common equivalent shares                     2,977,000      2,696,000     3,422,000      2,696,000
                                             ==========     ==========   ==========      =========


                    Supplemental Net Income Per Share

The Company used a portion of the net proceeds from the offering (Note 2) to retire $670,000 of debt. There would have been no material impact on net income per share for the nine months ended March 31, 1996 had the sale of 134,000 shares of Common Stock taken place to retire $670,000 at July 1, 1995.

         NOTE 6:    Stock Option Plan

The Company has implemented an incentive Stock Option Plan (the "Plan") to officers, directors, and key employees of the Company. The Plan provides for options to acquire up to 250,000 shares of Common Stock. On February 11, 1996, the Board of Directors approved a plan to grant options for 80,000 shares of Common Stock of the Company, par value $.03 (the "Common Stock") at $5.00 per share. Subsequently, the approval to grant options to acquire 10,500 shares of the Common Stock was rescinded by the Board of Directors. As of March 31, 1996, options to purchase 69,500 shares of Common Stock were granted to 26 officers, directors, and key employees of the Company. The options will expire on February 11, 2006.

         NOTE 7:    Employment Agreement.

Effective July 1, 1995, the Company entered into an employment agreement with its President for an initial term expiring in three years at an initial annual base salary of $180,000, $198,000, and $218,000 in each of the three years respectively. Such base salary may be increased at the discretion of the Board of Directors through (i) any bonus arrangement provided by the Company in its discretion and (ii) other compensation or employee benefit plans and arrangements, if any, provided to other officers and key employees of the Company.

         NOTE 8:    Contingencies.

The Company is currently under audit by the California State Board of Equalization for Sales and Use Tax. The Company cannot presently estimate the amount of tax, if any, that may be assessed.

Item 2   MANAGEMENT`S DISCUSSION AND ANALYSIS

         The following information should be read in conjunction with the unaudited financial statements included herein. See Item 1.

RESULTS OF OPERATIONS

Nine months ended March 31, 1996 compared to nine months ended March 31, 1995

         Net sales. Net sales for the nine month period ended March 31, 1996, increased $909,017 or 15% over the same period in fiscal 1995. This is primarily the result of an increase in sales volume from the Company's Danbury, Connecticut headquarters, as well as an increase in sales from the Company's division in Pennsylvania and its Swiss Branch office. This increase in sales is also the result of the expansion of the Company's sales and marketing department.

         Cost of Sales. The cost of sales for the nine month period ended March 31, 1996, increased $349,194 or 10.8% over the same period in fiscal 1995. As a percentage of net sales, the cost of sales decreased to 51.2% for the nine month period ended March 31, 1996, from 53.1% for the same period in fiscal 1995. This decrease is primarily attributable to the sales mix. As sales volume increases, the fixed costs associated with production are anticipated to be absorbed by a broader range of sales.

         Selling Expenses. Selling expenses for the nine month period ended March 31, 1996, increased $382,173 or 21.3% over the same period in fiscal 1995. The increase was attributable to the addition of the Company's vibration welding product manager, increased expenses in the Company's Swiss branch office consistent with increased sales generated by that office, expenses associated with the Company's Mid-Western Regional Technical Office, as well as the Company's development of its sales capabilities in the Asian market. The increase is also related to increases in advertising and promotional expenses for the 1996 period. As a percentage of net sales, selling expenses increased only slightly to 31.3% for the nine month period as compared to 29.7% for the prior year's nine month period.

         General and Administrative Expenses. General and administrative expenses for the nine month period ended March 31, 1996, decreased $111,070 or 19.8% over the same period in fiscal 1995. This decrease in expenses is due to the absence of a salary in lieu of income tax distribution for tax payment in the nine month period ended March 31, 1996. Prior to the Company's initial public offering, the Company held S Corporation status. This required the shareholder to recognize a portion of the Company's tax liability as his personal income, resulting in an increase in personal tax liability. The Company offset this increased liability for the shareholder by paying in the form of a bonus to the shareholder the appropriate amount to cover the increased personal tax liability The Company does not anticipate that its general and administrative expenses will continue to decrease now that the Company , as a result of its initial public offering, is no longer an S Corporation.

         Research and Development Expenses. Research and development expenses for the nine month period ended March 31, 1996 increased $53,003 or 20.2% over the same period in fiscal 1995. This increase is due primarily to ongoing expenses relating to obtaining CE certification of the Company's products. CE certification is necessary for marketing in the European Community. The CE certification process involves testing of the products at certification labs and the redesigning of product components when necessary.


Three months ended March 31, 1996 compared to three months ended March 31, 1995.

         Net sales. Net sales for the third quarter ended March 31, 1996, increased $185,000 or 7.7% over the same period in fiscal 1995. This is a normal increase in sales volume associated with the growth of the Company.

         Cost of Sales. Cost of sales increased from 46.1% of sales for the three months ended March 31, 1995 to 53.3% of sales for the three months ended March 31, 1996. This increase is associated with the change in product mix as well as costs associated with the new Spin Welding line the Company has introduced. At present the Company believes that in the future, cost of sales, as a percent of total sales, will more closely approximate the results of the three months ended March 31, 1996, than those of the three months ended March 31, 1995.

         Selling Expenses. Selling expenses for the third quarter of fiscal 1996, increased $164,000 or 28% over the same period in fiscal 1995. As a percentage of net sales these expenses increased to 29% from 24.5% over the same periods. This increase in selling expenses was due primarily to the increased costs associated with the expansion of the Company's sales and marketing department, as well as an increase in advertising and trade show expenses. Sales and marketing expenses are expected to continue to increase, although they may vary as a percentage of revenues.

         General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 1996, decreased $31,467 or 17% over the third quarter of fiscal 1995. As a percentage of net sales, these expenses decreased to 5.9% from 7.7% over the same period in fiscal 1995. This decrease in expenses is due to the absence of a salary in lieu of income tax distribution for tax payment in the current quarter. Prior to the Company's initial public offering, the Company held S Corporation status. This required the shareholder to recognize a portion of the Company's tax liability as his personal income, resulting in an increase in personal tax liability. The Company offset this increased liability for the shareholder by paying in the form of a bonus to the shareholder the appropriate amount to cover the increased personal tax liability. The Company does not anticipate that its general and administrative expenses will continue to decrease now that the Company , as a result of its initial public offering, is no longer an S Corporation.

         Research and Development Expenses. Research and development expenses increased $29,468 or 31.4% over the same period in fiscal 1995. The increase is attributable to ongoing projects relating to the CE certification process, and ongoing product development projects.



LIQUIDITY AND CAPITAL RESOURCES

The company's operations were financed principally by cash flows from operations and the public sale of equity securities. As of June 30, 1995, the Company's working capital was $2,184,000. As of March 31, 1996, the Company's working capital had increased to $6,020,000 representing an increase of approximately 175.6%. The increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $3,357,000 from June 30, 1995 to March 31, 1996.

Operations of the Company provided approximately $350,000 during the nine months ended March 31, 1996. Of this amount the Company invested approximately $116,000 in new capital equipment and leasehold improvements.

Through an initial public offering of common stock the Company raised approximately $3,833,000, net of expenses associated with the offering. Of these funds, $670,000 was used to pay down the Company's line of credit with its bank. The Company subsequently borrowed $370,000 against the same line of credit for a net decrease of $300,000.

Prior to the public offering of the Company's Common Stock, it was registered with the IRS as a Subchapter "S" Corporation. As such, the shareholder would recognize a proportionate share of the Company's net income in his personal income, and in turn the Company would owe no federal income tax. To offset this additional tax liability for the shareholder, the Company had made distributions to the shareholder in order to pay these taxes. Upon the completion of the public offering the Company lost its "S" status and is now liable for federal income taxes on earnings generated after the effective date of the initial offering. The Company has, however, made a distribution to the shareholder prior to the offering, to cover the federal tax liability that was incurred by the shareholder on earnings prior to the offering. Prior to the offering the Company had distributed $45,730 and issued an adjustable note payable to the officer for an additional $450,000. As of March 31, 1996 no payments against this note had been made.

The Company's principal credit line is a $1,000,000 bank credit facility bearing interest at one-half of one percent above the prime rate. This credit arrangement matures on February 28, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.
      3 (i) Certificate of incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).

      3 (ii) Amended By-laws of the Registrant (incorporated by reference from Exhibit 3.2 of Registration No. 33-96414).

      27            Financial Data Schedule (filed herewith)

(b)   none

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SONICS & MATERIALS, INC.

Date:   _____________________           By   ___________________________________
                                             Robert S. Soloff
                                             President, Chief Executive Officer,
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                    Description of Document

3 (i)               Certificate of incorporation of the Registrant, as amended
                    (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).

3 (ii) Amended By-laws of the Registrant (incorporated by reference from Exhibit 3.2 of Registration No. 33-96414).

27                  Financial Data Schedule (filed herewith)