Form 10KSB40/A
period 1996-06-30
SONICS & MATERIALS INC
filed 1996-11-01
CIK 1000166

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

--------------------------------------------------------------------------------
                                 FORM 10-KSB/A1
--------------------------------------------------------------------------------

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period from _____ to ______.

COMMISSION FILE NUMBER:  0-20753

                            SONICS & MATERIALS, INC.
                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                                   060854713
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation Or organization)                   Identification No.)

     4 WEST KENOSIA AVENUE, DANBURY, CT                        06810
  (Address of Principal Executive Offices)                  (Zip Code)

         Issuer's Telephone Number, Including Area Code: (203) 744-4400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                           Common Stock par value $.03
                                (Title of class)
                        Warrants to purchase Common Stock
                                (Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       Yes [X]            No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year was:  $9,376,170

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Company's Common Stock on September 18, 1996, as reported on the Nasdaq National Market System, was approximately $13,125,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 18, 1996, Issuer had outstanding 3,500,100 shares of Common Stock, par value $.03 per share and 1,725,000 Warrants to purchase shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [ ]      No[X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 1996 Annual Meeting of Shareholders are incorporated in Part III.

        THE REGISTRANT HEREBY AMENDS ITEM 5 OF ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1996 TO READ AS FOLLOWS:

        "ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since February 27, 1996, the Common Stock and Warrants to purchase Common Stock of the Company have been traded and quoted through the National Association of Securities Dealers Inc. National Market System ("NASDAQ") under the symbols "SIMA" and "SIMAW", respectively. The following table sets forth the range of high and low bids for the Company's Common Stock and Warrants for the periods indicated as reported by NASDAQ.


                                   Stock                            Warrants
                       -------------------------------    ------------------------------
  Quarter Ended            High              Low              High             Low
                       --------------   --------------    -------------   --------------
March 31, 1996             11 1/4            6 3/4             5                3/4

June 30, 1996              13               11 7/8             6 5/8           4

        The prices presented in the table are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices presented may not reflect actual transactions.

        On September 18, 1996, the closing price of the Common Stock of the Company, as reported by NASDAQ, was 13 1/8 per share, and the closing price of the Warrants, as reported by NASDAQ was $6 per warrant. On September 18,1996, the Company had eight stockholders of record and two warrant holders of record. The Company has been informed by its registrar and transfer agent that these are holders in nominee name. The Company believes that the number of beneficial holders is greater.

        The Company intends to follow a policy of retaining any earnings to finance the development and growth of its business. Accordingly, it does not anticipate other payments of cash dividends in the foreseeable future. The payment of dividends, if any, rests within the discretion of the Board of Directors and will depend upon, among other things, on the Company's earnings, its capital requirements and its overall financial condition."

       THE REGISTRANT HEREBY AMENDS THE FINANCIAL STATEMENTS APPEARING IN ITS ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1996 TO READ AS
FOLLOWS:

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                         F-2

Financial Statements

    Balance Sheets                                                         F-3

    Statements of Income                                                   F-4

    Statement of Stockholders' Equity                                      F-5

    Statements of Cash Flows                                               F-6

Notes to Financial Statements                                              F-7

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholder
   SONICS & MATERIALS, INC.


We have audited the accompanying balance sheets of Sonics & Materials, Inc. as of June 30, 1995 and 1996, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. as of June 30, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

/s/ Grant Thornton LLP

New York, New York
August 20, 1996

                            Sonics & Materials, Inc.

                                 BALANCE SHEETS

                                    June 30,


                                ASSETS                                       1995             1996
                                                                          ---------        -------
 CURRENT ASSETS
   Cash and cash equivalents (Note B-4)                                 $   187,490     $     73,129
   Short-term investments  (Note C)                                                        3,028,032
   Accounts receivable, net of allowance for doubtful
     accounts of $45,000 in 1995 and 1996 (Note K)                        1,949,958        1,953,941
   Inventories (Notes B-1 and D)                                          2,058,307        3,248,782
   Prepaid income taxes                                                                       30,465
   Deferred income taxes (Note L)                                                             80,000
   Other current assets                                                      89,741          111,327
                                                                        -----------     ------------

        Total current assets                                              4,285,496        8,525,676

 PROPERTY AND EQUIPMENT - NET (Notes B-2 and E)                             277,807          301,706

 OTHER ASSETS - NET (Note B-6)                                              422,102          353,124
                                                                         ----------       ----------

                                                                         $4,985,405       $9,180,506
                                                                         ==========       ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Notes payable (Note F)                                              $   650,000      $   832,813
    Demand note payable (Note G)                                            500,000          500,000
    Accounts payable                                                        537,625          767,620
    Commissions payable                                                     152,812          160,081
    Other accrued expenses and sundry liabilities (Note B-7)                261,201          254,677
                                                                         ----------       ----------

        Total current liabilities                                         2,101,638        2,515,191

 COMMITMENTS
    (Note H)

 STOCKHOLDERS' EQUITY (Note I)
   Common stock - par value $.03 per share; authorized, 10,000,000 shares issued and outstanding, 1,350,000 shares at
     June 30, 1995 and 3,500,100 shares at June 30, 1996                     40,500          105,003
   Additional paid-in capital                                               139,237        6,417,126
   Retained earnings                                                      2,704,030          143,186
                                                                          ---------       ----------

                                                                          2,883,767        6,665,315
                                                                         ----------       ----------


                                                                         $4,985,405       $9,180,506
                                                                         ==========       ==========



The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.

                              STATEMENTS OF INCOME

                               Year ended June 30,

                                                                        1995                1996
                                                                     -----------         -------
 Net sales                                                            $8,574,845        $9,376,170
 Cost of sales                                                         4,228,024         5,091,789
                                                                       ---------         ---------

        Gross profit                                                   4,346,821         4,284,381

 Operating expenses
   Selling                                                             2,450,438         2,832,251
   General and administrative                                            676,239           588,923
   Research and development                                              349,360           372,087
   Compensation expense - stock options                                  106,000
                                                                      ----------       -----------

        Total operating expenses                                       3,582,037         3,793,261

 Other income (expense)
   Interest expense                                                      (12,817)         (100,011)
   Other                                                                  27,751            45,201
                                                                     -----------       -----------

                                                                          14,934           (54,810)

        Income before income taxes                                       779,718           436,310

 Provision for income taxes (Note L)                                      45,000            (8,000)
                                                                     -----------       -----------

         NET INCOME                                                  $   734,718       $   444,310
                                                                      ==========        ==========

 Pro forma data (Note P)
   Historical income before taxes                                    $   779,718       $   436,310
   Subchapter S stockholders' tax distribution recorded as salary        160,000              -
                                                                      ----------         ---------

 Income before provision for income taxes                                939,718           436,310

 Provision for income taxes                                              375,887           174,524
                                                                      ----------        ----------

         NET INCOME                                                  $   563,831       $   261,786
                                                                      ==========        ==========

 Primary income per share
   Net income per share                                                     $.22              $.09
                                                                            ====              ====
   Weighted average common shares outstanding                          2,624,000         3,409,303
                                                                       =========         =========
 Fully diluted income per share
   Net income per share                                                     $.22              $.08
                                                                            ====              ====
   Weighted average common shares outstanding                          2,624,000         3,440,770
                                                                       =========         =========


The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY




                                         Common stock
                                 ------------------------       Additional
                                                    Par          paid-in    Retained      Stockholders'
                                    Shares         value         capital    earnings        equity
                                 ----------    ----------     ----------- -----------     -----------
 Balance - June 30, 1994           455,555     $  45,556    $   210,181   $2,524,312      $2,780,049

 Purchase of options                                            (76,000)                     (76,000)
   transactions
 Distribution to stockholder                                                (555,000)       (555,000)
 2.96-for-1 stock split            894,445        (5,056)         5,056
 Net income                                                                  734,718         734,718
                                 ---------       -------      ---------    -----------     ---------

 Balance - June 30, 1995         1,350,000        40,500        139,237    2,704,030       2,883,767

 1.85-for-1 stock split          1,150,000        34,500        (34,500)
 Distribution to stockholder                                                (495,730)       (495,730)
 Capital contribution from
   S-corporation earnings                                     2,509,424   (2,509,424)
 Issuance of common stock        1,000,100        30,003      3,802,965                    3,832,968
 Net income                                                                  444,310         444,310
                                 ---------       -------      ---------   -----------      ---------

 BALANCE - JUNE 30, 1996         3,500,100      $105,003     $6,417,126   $  143,186      $6,665,315
                                 =========       =======      =========   ===========     ==========





The accompanying notes are an integral part of this statement.

                            Sonics & Materials, Inc.

                            STATEMENTS OF CASH FLOWS

                               Year ended June 30,



                                                                             1995             1996
                                                                          ---------        -------
 Cash flows from operating activities
   Net income                                                             $ 734,718    $    444,310
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
       Depreciation of equipment and leasehold improvements                 203,425         236,105
       Deferred income taxes                                                                (80,000)
       Compensation expense - stock options                                 106,000
       Gain on sale of equipment                                                             (2,500)
       Increase (decrease) in cash flows from changes in
         operating assets and liabilities
          Accounts receivable                                              (715,587)         (3,983)
          Inventory                                                        (165,867)     (1,190,475)
          Prepaid income taxes                                                              (30,465)
          Other assets                                                     (169,351)        (43,901)
          Accounts payable and accrued liabilities                           62,721         244,354
                                                                        -----------     -----------
        Net cash provided by (used in) operating activities                  56,059        (426,555)
                                                                        -----------     -----------
 Cash flows from investing activities
   Capital expenditures on equipment and leasehold
     improvements                                                          (148,595)       (149,512)
   Proceeds from sale of equipment                                                            2,500
   Short-term investments                                                                (3,028,032)
                                                                        -----------     -----------
        Net cash used in investing activities                              (148,595)     (3,175,044)
                                                                        -----------     -----------
 Cash flows from financing activities
   Distribution to stockholder                                             (555,000)       (495,730)
   Cash paid for stock options                                             (182,000)
   Proceeds from note payable, net                                          525,000         150,000
   Proceeds from demand note payable                                        500,000
   Deferred registration costs                                              (70,000)
   Proceeds from issuance of common stock                                                 3,832,968
                                                                        -----------     -----------
        Net cash provided by financing activities                           218,000       3,487,238
                                                                        -----------     -----------
        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                              125,464        (114,361)
 Cash and cash equivalents at beginning of year                              62,026         187,490
                                                                        -----------     -----------
 Cash and cash equivalents at end of year                              $    187,490    $     73,129
                                                                        ===========     ===========
 Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                          $      9,400    $     94,000
                                                                        ===========     ===========
     Income taxes                                                      $     32,000    $    150,000
                                                                        ===========     ===========


 The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 1995 and 1996



NOTE A - BUSINESS

    Sonics & Materials, Inc.'s (the "Company") primary business is the manufacturing and distribution of ultrasonic assembly and liquid processing machinery and equipment. Sales are made throughout the United States, Europe, Asia, South America and Australia. The Company's primary location of operations is Danbury, Connecticut.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Inventories

        Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

    2.  Equipment and Leasehold Improvements

        Equipment and leasehold improvements are carried at cost less accumulated depreciation and amortization. Depreciation using both the declining-balance and straight-line methods is designed to amortize the cost of various classes of assets over their estimated useful lives, which range from five to seven years. Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease. Expenditures for replacements are capitalized and the replaced items are retired. Maintenance and repairs are expensed as incurred.

    3.  Taxes

        In 1989, the Company elected to be treated as an S Corporation for Federal income tax reporting. An S Corporation is generally treated like a partnership, and is exempt from Federal income taxes with certain exceptions. Accordingly, no provision or liability for Federal income taxes was reflected in the accompanying statements during the period the Company was treated as an S Corporation. Instead, the stockholder reported his pro rata share of corporate taxable income or loss on his respective individual income tax returns. A provision for state income taxes was made for those states not recognizing S Corporation status.

        On February 26, 1996, the Company's S Corporation status terminated with the completion of the Offering as described in Note I. Upon termination of its S Corporation status, the Company uses the liability method for both Federal and state income tax purposes. The effect of the change in status is reflected in income from continuing operations. Such change in status resulted in an increase in deferred tax assets at February 26, 1996 by approximately $91,000 and earnings by the same amount.

    4.  Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


    NOTE B (CONTINUED)

    5.  Revenue Recognition

        Revenue is recognized upon the shipment of finished merchandise to customers. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized.

    6.  Other Assets

        Demonstration equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the declining-balance method over the estimated useful life of seven years. The net book value is used to calculate any gain or loss on sale of the related demonstration equipment.

        At June 30, 1995 and 1996, the major components of other assets were:


                                                                        June 30,           JUNE 30,
                                                                          1995               1996
                                                                       ---------         ----------
           Demonstration equipment - net of accumulated
              depreciation of $150,557 and $196,973 for
              1995 and 1996, respectively                                $247,960           $270,863
           Deferred registration costs                                     70,000
           Other                                                          104,142             82,261
                                                                          -------           --------

                                                                         $422,102           $353,124
                                                                          =======            =======


    7.  Other Accrued Expenses and Sundry Liabilities

        At June 30, 1995 and 1996, the major components of other accrued expenses and sundry liabilities were:



                                                                        June 30,           JUNE 30,
                                                                          1995               1996
                                                                       ---------         ----------
           Accrued payroll                                             $  81,100           $  76,120
           Accrued vacation pay                                           54,808              59,477
           Other                                                         125,293             119,080
                                                                         -------             -------

                                                                        $261,201            $254,677
                                                                         =======             =======


                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


    NOTE B (CONTINUED)

     8. Use of Estimates

        In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    9.  Fair Value of Financial Instruments

        Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's short-term debt approximates the carrying value. Furthermore, the carrying values of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximate fair value.

   10.  Net Income Per Share

        Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the modified treasury stock method in fiscal 1996 and the treasury stock method in fiscal 1995 (see Note P). The modified treasury stock method limits the assumed purchase of treasury shares to 20% of the outstanding common shares.

        In connection with the initial public offering (see Note I), the Company paid down $670,000 of outstanding debt. If this transaction had occurred as of July 1, 1995, the net income per share would have been the same as the reported net income per share.

   11.  Advertising Costs

        All costs related to advertising are expensed in the period incurred. Advertising costs were approximately $221,000 and $180,000 for the years ended June 30, 1996 and 1995, respectively.


NOTE C - SHORT-TERM INVESTMENT

    The Company has a short-term investment comprised of a U.S. Government agency issue. This investment is classified as available-for-sale and is reported at fair value on the Company's balance sheet. Quoted market prices have been used in determining the fair value of this investment.

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


NOTE D - INVENTORIES

    Inventories consist of the following:



                                                                        June 30,           JUNE 30,
                                                                          1995               1996
                                                                       ---------         ----------

        Raw materials                                                 $   615,462        $   975,332
        Work-in-process                                                 1,086,773          1,501,716
        Finished goods                                                    356,072            771,734
                                                                       ----------         ----------

                                                                       $2,058,307         $3,248,782
                                                                       ==========         ==========


NOTE E - PROPERTY AND EQUIPMENT

    A summary of equipment and leasehold improvements follows:


                                                                        June 30,           JUNE 30,
                                                                          1995               1996
                                                                       ---------         ----------
        Trade show booth                                             $     50,494       $     50,494
        Machinery and equipment                                           518,029            586,063
        Tooling                                                           103,173            103,762
        Office furniture and equipment                                    133,498            143,235
        Leasehold improvements                                            159,688            174,081
        Automobiles                                                        32,408             32,408
        Data processing equipment                                         301,280            365,240
                                                                       ----------         ----------

                                                                        1,298,570          1,455,283
        Less accumulated depreciation                                   1,020,763          1,153,577
                                                                       ----------         ----------

                                                                      $   277,807        $   301,706
                                                                       ==========         ==========



NOTE F - NOTES PAYABLE

    a.  Bank Line of Credit

        The loan agreement with the Village Bank & Trust Company provides for a $1,000,000 collateralized line of credit at one half percent (1/2%) above the prime rate. Notes payable under the loan agreement are collateralized by a security interest in all of the Company's tangible and intangible assets. The Company must also meet certain covenants to comply with the loan agreement, the most important of which are: (a) the Company must maintain its stockholders' equity at a sum at least equal to 75% of the outstanding principal balance of the note, and (b) the President/shareholder must be continuously and actively engaged in the Company business.

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


    NOTE F (CONTINUED)

    b.  Note Payable to President/Shareholder

        In connection with the initial public offering (see Note I), the Company paid $45,730 in cash and issued a $450,000 noninterest-bearing note payable to the President and major shareholder as a dividend for the amount of taxes due by him personally for the earnings of the Company from January 1, 1995 through February 26, 1996, a period through which the Company was an S Corporation (see Note B-3). As of June 30, 1996, a balance of $32,813 is due.


NOTE G - DEMAND NOTE PAYABLE

    The Company has a demand note payable from Village Bank & Trust Company bearing interest at one-half percent (1/2%) above the prime rate (8.25% at June 30, 1996).


NOTE H - COMMITMENTS

        Leases

        The Company leases certain facilities and automobiles under lease agreements that are classified as operating leases and expire in various years through 1998.

        The following is a schedule of future minimum lease payments for operating leases as of June 30, 1996:

                         Year ending June 30,
                             1997                                      $232,000
                             1998                                        84,000
                                                                       --------

                                                                       $316,000
                                                                       ========



        Rental expense for operating leases totaled approximately $236,000 and $229,000 for the years ended June 30, 1995 and 1996, respectively.

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


NOTE I - STOCKHOLDERS' EQUITY

    1.  Initial Public Offering

        On February 26, 1996, the Company successfully completed an initial public offering of 1,000,100 shares of common stock of the Company at an initial offering price of $5.00 per share, and 1,725,000 warrants to purchase 1,725,000 shares of common stock at an exercise price of $6.00 per share with an offering price of $.15 per warrant. The proceeds from the offering were approximately $3,833,000, net of $1,426,000 of costs associated with the offering.

        In connection with the offering, the Company granted to the underwriter an option to purchase 100,000 shares of common stock at an exercise price of $8.25 per share and an option to purchase 100,000 warrants at an exercise price of $.25 per warrant over a period of four years commencing on February 26, 1997.

    2.  Stock Splits

        In August 1995, the Company's Board of Directors approved a 2.96-for-1 split of the Company's common stock. A total of 894,445 shares of common stock were issued in connection with the split. The stated par value of each share was changed from $.10 to $.03. A total of $5,056 was reclassified from the Company's common stock account to the Company's additional paid-in capital account.

        In February 1996, the Company's Board of Directors approved a 1.85-for-1 split of the Company's common stock. A total of 1,150,000 shares of common stock were issued in connection with the split. The stated par value of each share remained at $.03. A total of $34,500 was reclassified from the Company's additional paid-in capital account to the Company's common stock account.

        All share and per share amounts in the financial statements have been restated to retroactively reflect the above stock splits.

    3.  Distribution to Stockholder

        During the period from July 1, 1995, through the termination of the S Corporation status, the Company distributed approximately $496,000, including an adjustable note payable to the stockholder of $450,000, to cover estimated taxes on S Corporation income (see Note F).

    4.  Capital Contribution

        As of February 26, 1996, undistributed S Corporation retained earnings of approximately $2,509,000 have been reclassified as additional paid-in capital as if the earnings had been distributed to the stockholder and then contributed to the Company.

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


NOTE I (CONTINUED)

    5.  Stock Options

        a. Incentive Stock Option Plan

           Under the Company's Incentive Stock Option Plan (the "Plan"), options to purchase a maximum of 250,000 shares of its common stock may be granted to officers, directors and other key employees of Sonics. Options granted under the Plan are intended to qualify as incentive stock options as defined in the Internal Revenue Code of 1986, as amended.

           The Plan is administered by the Board of Directors and a Committee presently consisting of two members of the Board that determine which persons are to receive options, the number of options granted and their exercise prices. In the event an optionee voluntarily terminates their employment with the Company, the optionee has the right to exercise their accrued options within thirty (30) days of such termination. However, the Company may redeem any accrued option held by each optionee by paying them the difference between the option exercise price and the then fair market value.

           On February 11, 1996, the Board of Directors approved a plan to grant options for 80,000 shares of common stock of the Company at the initial offering price of $5.00 per share. Subsequently, the approval to grant options to acquire 10,500 shares of the common stock was rescinded by the Board of Directors. As of June 30, 1996, five year options to purchase 69,500 shares of common stock were granted to 26 officers, directors and key employees of the Company. The Plan will expire on February 11, 2006.

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


NOTE I (CONTINUED)

        b. Nonqualified Stock Options

           The Company has also granted a nonqualified stock option for 10,976 shares of common stock to an officer at an option price of $.31 per share. In January 1994, the Company granted a nonqualified stock option for 274,390 shares of common stock to an officer at an option price of $1.03 per share. These options expire on January 1, 2004.

           For the two years ended June 30, 1996, option activity was as follows:


                                                   Incentive options           Nonqualified options
                                              ------------------------      ------------------------
                                               Number           Option       Number         Option
                                              of shares         prices      of shares       prices
                                              ---------         ------      ---------     ----------
              Outstanding at July 1, 1994
                 Granted                                                     285,366     $0.31 - $1.03
                 Exercised
                 Canceled
                                                                             -------

              Outstanding at June 30, 1995
                 Granted                         69,500          $5.00       285,366      0.31 -  1.03
                 Exercised
                 Canceled
                                                 ------                      -------

              OUTSTANDING AT JUNE 30,
                 1996                            69,500          $5.00       285,366     $0.31 -  1.03
                                                 ======                      =======



NOTE J - 401(k) PLAN

    The Company has a 401(k) plan for eligible employees. The 401(k) plan provides for eligible employees to elect to contribute to the plan up to 15% of their annual compensation. In addition, the 401(k) plan provides for the Company to make additional distributions at its discretion up to 4% of the participant's annual compensation. Expenses under the plan totaled approximately $90,000 and $64,000 for the years ended June 30, 1995 and 1996, respectively, which have been allocated to cost of sales, selling, general and administrative, and research and development expenses.

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


NOTE K - CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Credit risk on receivables is minimized as a result of the diverse nature of the Company's worldwide customer base. The Company generally requires no collateral from its customers.

    Net sales by geographic area for the periods ended are as follows:


                                                                            Year ended June 30,
                                                                       ----------------------------
                                                                         1995               1996
                                                                       --------           ---------
         United States                                                 $5,699,000       $6,320,000
         Europe                                                         1,279,000        1,376,000
         Asia/Pacific Rim                                               1,159,000          967,000
         Canada and Mexico                                                269,000          396,000
         Other                                                            169,000          317,000
                                                                       ----------       ----------

                                                                       $8,575,000       $9,376,000
                                                                       ==========       ==========


NOTE L - INCOME TAXES

    Prior to the completion of the initial public offering, the Company had, since 1989, elected to be treated as an S Corporation for Federal income tax reporting purposes. An S Corporation is generally treated like a partnership, and is exempt from Federal income taxes with certain exceptions. The S Corporation stockholder reported his pro rata share of corporate taxable income or loss on his individual income tax returns. A provision for state income taxes was made for those states not recognizing S Corporation status. The Company's S Corporation status terminated with the completion of the initial public offering described in Note I-1.

    Subsequent to the initial public offering, the Company accounts for income taxes using the liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


NOTE L (CONTINUED)

    The components of the provision for taxes on income are as follows:


                                                                              Year ended June 30,
                                                                          -------------------------
                                                                            1995              1996
                                                                          --------           ------
         U.S. Federal
            Current tax provision                                                         $ 50,000
            Deferred tax benefit                                                           (68,000)
                                                                                           -------

                                                                                           (18,000)
                                                                                           -------

         State
            Current tax provision                                         $45,000           22,000
            Deferred tax benefit                                                           (12,000)
                                                                           ------          -------

                                                                           45,000           10,000
                                                                           ------          -------

         Total income tax provision (benefit)                             $45,000         $ (8,000)
                                                                           ======          =======

    The tax effect of temporary differences which give rise to deferred tax assets and liabilities at June 30, 1996 are as follows:

         Accrued expenses                                                                  $22,000
         Allowance for doubtful accounts                                                    17,000
         Inventory                                                                          41,000
                                                                                            ------

         Net deferred tax asset                                                            $80,000
                                                                                           =======


                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


NOTE L (CONTINUED)

    The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:



                                                                Year ended June 30,
                                            ------------------------------------------------------------
                                                      1995                            1996
                                            --------------------------       ---------------------------
                                                           Percent of                        PERCENT OF
                                             Amount          income          AMOUNT            INCOME
                                            --------       -----------       ------          -----------
       Provision for Federal income
          taxes at the statutory rate                                      $148,000             34.0%
       State and local taxes, net of
          Federal income tax benefit        $45,000            5.8%          15,000              3.4
       Tax effect of S Corporation
          earnings during the year                                          (99,000)           (22.8)
       Deferred tax benefit from
          the effect of conversion to
          C Corporation status                                              (91,000)           (20.9)
       Nondeductible expenses                                                 7,000              1.6
       Other                                                                 12,000              2.8
                                             ------            ---        ---------           ------

       Actual provision (benefit) for
          income taxes                      $45,000            5.8%      $   (8,000)            (1.9)%
                                             ======            ===        =========           ======


NOTE M - EMPLOYMENT AGREEMENT

    Effective July 1, 1995, the Company entered into an employment agreement with its President for an initial term expiring in three years at an initial annual base salary of $180,000, $198,000 and $218,000 in each of the three years, respectively. Such base salary may be increased at the discretion of the Board of Directors as follows: (i) any bonus arrangement provided by the Company in its discretion and (ii) other compensation or employee benefit plans and arrangements, if any, provided to other officers and key employees of the Company.


NOTE N - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the assets.

                               Sonics & Materials, Inc.

                                June 30, 1995 and 1996


NOTE N (CONTINUED)

     SFAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to been reported at the lower of the carrying amount or the fair value less cost to sell. Effective July 1, 1996, the Company adopted SFAS No. 121 and no impairment losses have been required.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt SFAS No. 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method has been applied.

    SFAS No. 123 is effective for the fiscal year beginning on July 1, 1996. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Effective July 1, 1996, the Company has elected to account for stock-based compensation plans under the intrinsic method.


NOTE O - RELATED PARTY TRANSACTIONS

    The Company paid $22,000 to a member of the Board of Directors for consulting services during the year ended June 30, 1996.


NOTE P - PRO FORMA INFORMATION

    a.  Pro Forma Statements of Income

        Pro forma adjustments in the statements of income for the years ended June 30, 1995 and 1996 reflect: (1) a provision for income taxes based upon pro forma pretax income as if the Company had been subject to Federal and additional state and local taxes for the full periods; (2) adjustments for distribution of additional salary for the President/stockholder, representing the estimated personal income tax owed on the S Corporation income.

                            Sonics & Materials, Inc.

                             June 30, 1995 and 1996


NOTE P (CONTINUED)

    b.  Pro Forma Income Taxes

        As discussed in Note B-3, the Company elected to be taxed as an S Corporation pursuant to the Internal Revenue Code. In connection with the Offering, the Company terminated its S election and became subject to Federal and additional state and local income tax. The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state and local income taxes for the years ended June 30, 1995 and 1996.

        The pro forma income tax provision has been prepared in accordance with SFAS No. 109. The pro forma provision for income taxes, after giving effect to the Federal statutory rate of 34% and state and local taxes, a net effective rate of 6%, consists of the following:


                                                                            Year ended June 30,
                                                                         -------------------------
                                                                          1995              1996
                                                                         -------           -------
           Federal                                                       $291,312         $135,256
           State and local                                                 84,575           39,268
                                                                         --------         --------

                                                                         $375,887         $174,524
                                                                         ========         ========



    c.  Pro Forma Net Income

        Represents the historical amounts after the pro forma adjustments discussed above.

    d.  Pro Forma Net Income Per Share

        Represents net income per share including the weighted average number of shares outstanding immediately prior to the closing of the offering, after giving effect to a 2.96-for-1 stock split and a second stock split of 1.85-for-1 and shares issued in the Offering (see Note I). The calculations also reflect the dilutive effect of shares issuable for common stock equivalents.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 1, 1996


                                            SONICS & MATERIALS, INC.



                                            By:     /s/ ROBERT S. SOLOFF
                                                --------------------------------
                                                        ROBERT S. SOLOFF
                                                     CHAIRMAN AND PRESIDENT