Form 10QSB
period 1996-09-30
SONICS & MATERIALS INC
filed 1996-11-12
CIK 1000166

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                        -------------------------------
                                   FORM 10-QSB

                         -------------------------------

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 1996.

                                       OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


Commission File Number:  0-20753

                            SONICS & MATERIALS, INC.

        (Exact name of small business issuer as specified in its charter)

             Delaware                                       06-0854713
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

                    Yes  [X]                                  No  [ ]

        As of November 11, 1996, there were 3,500,100 shares of the Registrant's Common Stock outstanding.

        Transitional Small Business Disclosure Format (Check one):

                    Yes  [ ]                                  No  [X]

================================================================================

PART I - FINANCIAL INFORMATION                                      Page No.

Item 1.  Financial Statements *
               Condensed Balance Sheets -
                  September 30, 1996 and June 30, 1996..................3

               Condensed Statements of Income -
                  For the Three Months Ended
                  September 30, 1996 and 1995...........................4

               Condensed Statements of Cash Flows -
                  For the Three Months Ended
                  September 30, 1996 and 1995...........................5

               Notes to Financial Statements............................6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations............7

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.........................8

Signatures..............................................................9

Index to Exhibits......................................................10

Exhibit 27 - Financial Data Schedule...................................11

* The Balance Sheet at June 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                            CONDENSED BALANCE SHEETS
                                      As of

                                                    September 30,       June 30,
                                                        1996              1996
                                                        ----              ----
                                                     (unaudited)            *
            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $   89,111   $   73,129
  Short-term investments                                  2,728,032    3,028,032
  Accounts receivable, net of allowance
       for doubtful accounts of $45,000                   1,981,727    1,953,941
  Inventories                                             3,597,576    3,248,782
  Prepaid income taxes                                         --         30,465
  Deferred taxes                                             80,000       80,000
  Other current assets                                       81,991      111,327
                                                         ----------   ----------
      Total current assets                                8,558,437    8,525,676

PROPERTY PLANT & EQUIPMENT - NET                            290,687      301,706

OTHER ASSETS                                                356,624      353,124
                                                         ----------   ----------
                                                         $9,205,748   $9,180,506
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                                          $1,026,813   $  832,813
  Demand note payable                                       500,000      500,000
  Accounts payable                                          501,273      767,620
  Commissions payable                                       148,284      160,081
  Other accrued expenses and sundry liabilities             262,456      254,677
                                                         ----------   ----------
      Total current liabilities                           2,438,826    2,515,191

COMMITMENTS

STOCKHOLDERS' EQUITY

  Preferred stock - 2,000,000 shares authorized,
     no shares outstanding at March 31, 1996
     or June 30, 1995                                          --           --
  Common stock - 10,000,000 shares
     authorized, 3,500,100 shares
     issued and outstanding at March 31, 1996
     2,500,000 shares issued and outstanding at
     June 30, 1995, par value $.03 per share                105,003      105,003
  Additional paid in capital                              6,417,125    6,417,126
  Retained earnings                                         244,794      143,186
                                                         ----------   ----------

     Total stockholders' equity                           6,766,922    6,665,315
                                                         ----------   ----------
                                                         $9,205,748   $9,180,506
                                                         ==========   ==========


* Taken from the audited financial statements at June 30, 1996.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                                               For the Three Months Ended
                                               --------------------------
                                                     September 30,
                                               --------------------------
                                                   1996            1995
                                                   ----            ----
Net sales                                     $  2,536,238  $  2,193,127
Cost of sales                                    1,330,404     1,106,228

Gross profit                                     1,205,834     1,086,899

Operating expenses

   Selling expense                                 686,395       633,153
   General and administrative                      219,987       142,797
   Research and development                         99,808        73,064
                                              ------------  ------------
       Total operating expenses                  1,006,190       849,014

Other income (expense)

   Interest expense                                (32,549)      (21,880)
   Other                                             2,250         7,282
                                              ------------  ------------
                                                   (30,299)      (14,598)

Income before provision for income taxes           169,345       223,287

Provision (benefit) for income taxes                67,738        17,803
                                              ------------  ------------
Net Income                                    $    101,607  $    205,484
                                              ============  ============

PRO FORMA DATA

   Income before taxes                             169,345       223,287
   Provision for income taxes                       67,738        89,315
                                              ------------  ------------
   Net Income                                      101,607       133,972
                                              ============  ============

PRIMARY AND FULLY DILUTED INCOME  PER SHARE

Net income per share                             $ .02         $ .05
                                                 =====         =====
Weighted average number of common and
common equivalent shares outstanding           4,775,870     2,696,000
                                               =========     =========


        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                    For the Three Months Ended September 30,

                                                        1996          1995
                                                        ----          ----
Net cash (used in) provided by operations            $ (450,607)   $   71,956

Net cash used in investing activities                   (27,411)      (64,948)

Net cash provided by (used in) financing activities     494,000       (73,890)
                                                     ----------    ----------
Net increase (decrease) in cash for the period           15,982       (66,882)

Cash and cash equivalents - at beginning of period       73,129       187,490
                                                     ----------    ----------
Cash and cash equivalents - at end of period         $   89,111    $  120,608
                                                     ==========    ==========


        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                          Notes to Financial Statements
                               September 30, 1996

        NOTE 1:  Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1996. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997.

        NOTE 2:  Net Income Per Share

Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the treasury stock method.

The weighted average number of shares outstanding for the periods presented is as follows:

                                                     Primary and Fully Diluted
                                                    Weighted Shares Outstanding
                                              For the Three Months ended September 30,
                                              ----------------------------------------
                                                     1996                  1995
                                                     ----                  ----
Weighted average number of common shares
      outstanding                                   3,500,100             2,500,000
Dilution (warrants and options)                     1,275,770               196,000
                                                 ------------           -----------
Weighted average number of common and
      common equivalent shares                      4,775,870             2,696,000
                                                 ============           ===========



        NOTE 3:  Contingencies.

The Company is currently under audit by the California State Board of Equalization for Sales and Use Tax. The Company cannot presently estimate the amount of tax, if any, that may be assessed.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following information should be read in conjunction with the unaudited financial statements included herein (see Item 1) and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1996.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to three months ended September 30, 1995.

        Net sales. Net sales for the quarter ended September 30, 1996, increased $343,000 or 15.6% over the same period in fiscal 1996. This increase is a result of the Company's increased penetration into the Asian and Pacific Rim markets due to the expansion of the Company's sales efforts in that region, as well as initial sales of the Company's new vibration and spin welder products.

        Cost of Sales. Cost of sales increased from 50.4% of sales for the three months ended September 30, 1995 to 52.5% of sales for the three months ended September 30, 1996. Initial costs associated with the vibration welder line caused the cost of sales of these products, as a percentage of their net sales during the period, to be higher that the Company has experienced with other product lines. The Company is not able to pass these initial costs on to the customer.

        Selling Expenses. Selling expenses for the first quarter of fiscal 1997, increased $53,000 or 8.4% over the same period in fiscal 1996. As a percentage of net sales these expenses decreased to 27.1% from 28.9% over the same periods. This decrease in sales expenses as a percentage of sales is a result of the Company maintaining fixed costs while increasing sales.

        General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 1997, increased $77,000 or 54.1% over the first quarter of fiscal 1996. As a percentage of net sales, these expenses increased to 8.7% from 6.5% over the same period in fiscal 1996. This increase is primarily attributable to increased costs associated with the Company's obligations as a new public company, including professional fees, and directors' and officers' insurance, as well as normal annual increases in salaries.

        Research and Development Expenses. Research and development expenses increased $27,000 or 36.6% over the same period in fiscal 1996. The largest factor contributing to this increase was the planned expansion of the research and development department's technical staff.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used approximately $451,000 during the three months ended September 30, 1996 as a result of increasing inventory while reducing accounts payable. During the first quarter of fiscal 1997, the Company invested approximately $27,000 in new capital equipment and leasehold improvements. As of June 30, 1996, the Company's working capital was $6,010,000. As of September 30, 1996, the Company's working capital had increased to $6,120,000 representing an increase of approximately 1.8%. During the first quarter of fiscal 1997, the Company increased its borrowings under its line of credit by approximately $200,000.

The Company's principal credit line is a $1,000,000 bank credit facility bearing interest at one-half of one percent above the prime rate. This credit arrangement matures on February 28, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.


       3(i)        Certificate of Incorporation of the Registrant, as amended .  (Previously filed as Exhibit 3.1 of Amendment No. 3 to Registration Statement No.
                   33-96414)

       3(ii)       Amended By-laws of the Registrant .  (Previously filed as Exhibit 3.2 of
                   Registration Statement No. 33-96414)

       10(i)       Form of Employment Agreement between the Registrant and Robert S. Soloff.
                   (Previously filed as Exhibit 10.1 of Registration Statement No. 33-96414)

       10(ii)      1995 Incentive Stock Option Plan and form of Stock Option Agreement.
                   (Previously filed as Exhibit 10.3 of Registration Statement No. 33-96414)

       10(iii)     Original Office Lease and Amendments between the Registrant and Nicholas
                   R. DiNapoli, Jr. DBA DiNapoli Holding Co. (Danbury, CT).  (Previously
                   filed as Exhibit 10.4 of Registration Statement No. 33-96414)

       10(iv)      Lease between Registrant and Aston Investment Associates (Aston, PA).
                   (Previously filed as Exhibit 10.5 of Registration Statement No. 33-96414)

       10(v)       Amended lease between Registrant and Robert Lenert (Naperville, IL).
                   (Previously filed as Exhibit 10.6 of Amendment No. 4 to Registration
                   Statement No. 33-96414)

       10(vi)      Lease between Registrant and Janine Berger (Gland, Switzerland).
                   (Previously filed as Exhibit 10.7 of Registration Statement No. 33-96414)

       10(vii)     Form of Sales Representation Agreement.  (Previously filed as Exhibit 10.8 of Registration Statement No. 33-96414)

       10(viii)    Form of Sales Distribution Agreement.  (Previously filed as Exhibit 10.9 of Registration Statement No. 33-96414)

       10(ix)      Consulting Agreement dated October 17, 1995 between the Registrant and
                   Alan Broadwin.  (Previously filed as Exhibit 10.10 of  Amendment No. 3 of
                   Registration Statement No. 33-96414)

       27          Financial Data Schedule.  (Filed Herewith)

 (b) none

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SONICS & MATERIALS, INC.

Date: November 12, 1996                By      /s/  ROBERT S. SOLOFF
      ------------------------             ----------------------------------
                                           Robert S. Soloff
                                           President, Chief Executive Officer,
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                              Location of Exhibit in
  No.                    Description                                Sequential Numbering System
  --                     ------------                              -----------------------------
3(i)     Certificate of Incorporation of the Registrant, as      Previously filed as Exhibit 3.1 of
         amended .                                               Amendment No. 3 to Registration
                                                                 Statement No. 33-96414

3(ii)    Amended By-laws of the Registrant .                     Previously filed as Exhibit 3.2 of
                                                                 Registration Statement No. 33-96414

10(i)    Form of Employment Agreement between the                Previously filed as Exhibit 10.1 of
         Registrant and Robert S. Soloff.                        Registration Statement No. 33-96414

10(ii)   1995 Incentive Stock Option Plan and form of Stock      Previously filed as Exhibit 10.3 of
         Option Agreement.                                       Registration Statement No. 33-96414

10(iii)  Original Office Lease and Amendments between the        Previously filed as Exhibit 10.4 of
         Registrant and Nicholas R. DiNapoli, Jr. DBA            Registration Statement No. 33-96414
         DiNapoli Holding Co. (Danbury, CT) .

10(iv)   Lease between Registrant and Aston Investment           Previously filed as Exhibit 10.5 of
         Associates (Aston, PA).                                 Registration Statement No. 33-96414

10(v)    Amended lease between Registrant and Robert Lenert      Previously filed as Exhibit 10.6 of
         (Naperville, IL).                                       Amendment No. 4 to Registration
                                                                 Statement No. 33-96414

10(vi)   Lease between Registrant and Janine Berger (Gland,      Previously filed as Exhibit 10.7 of
         Switzerland).                                           Registration Statement No. 33-96414

10(vii)  Form of Sales Representation Agreement.                 Previously filed as Exhibit 10.8 of
                                                                 Registration Statement No. 33-96414

10(viii) Form of Sales Distribution Agreement.                   Previously filed as Exhibit 10.9 of
                                                                 Registration Statement No. 33-96414

10(ix)   Consulting Agreement dated October 17, 1995             Previously filed as Exhibit 10.10 of
         between the Registrant and Alan Broadwin.               Amendment No. 3 of Registration
                                                                 Statement No. 33-96414

27       Financial Data Schedule.                                Filed Herewith
