Form 10QSB
period 1996-12-31
SONICS & MATERIALS INC
filed 1997-02-13
CIK 1000166

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                         -------------------------------
                                   FORM 10-QSB
                         -------------------------------

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1996.
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

              Yes [ ]                            No [x]
===============================================================================

PART I - FINANCIAL INFORMATION                  Page No.

Item 1.  Financial Statements *
           Condensed Balance Sheets -
             December 31, 1996 and June 30, 1996...3

           Condensed Statements of Income -
             For the Three and Six Months Ended
             December 31, 1996 and 1995............4


           Condensed Statements of Cash Flows -
             For the Six Months Ended
             December 31, 1996 and 1995............5

           Notes to Financial Statements...........6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations..............................7

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K........9

Signatures........................................10

Index to Exhibits.................................11

Exhibit 27 - Financial Data Schedule..............12





* The Balance Sheet at June 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                            CONDENSED BALANCE SHEETS
                                      As of

                                             December 31,        June 30,
                                                 1996              1996
                                                 ----              ----
                                              (unaudited)            *
    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                 $   52,825        $   73,129
    Short-term investments                     1,803,491         3,028,032
    Accounts receivable, net of allowance
        for doubtful accounts of $45,000       1,834,005         1,953,941
    Inventories                                3,657,922         3,248,782
    Prepaid income taxes                          15,419            30,465
    Deferred taxes                                80,000            80,000
    Other current assets                         107,805           111,327
                                                --------           -------

        Total current assets                   7,551,467         8,525,676

PROPERTY PLANT & EQUIPMENT - NET                 341,131           301,706

OTHER ASSETS                                     372,285           353,124
                                                --------          --------

                                             $ 8,264,883        $9,180,506
                                             ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                            $    32,813          $832,813
    Demand note payable                                            500,000
    Current maturities of long-term debt         100,000                 -
    Accounts payable                             479,809           767,620
    Commissions payable                          244,788           160,081
    Other accrued expenses and sundry
    liabilities                                  190,142           254,677
                                                 -------         ---------

        Total current liabilities              1,047,552         2,515,191

LONG TERM DEBT, NET OF CURRENT PORTION           400,000                 -

CONTINGENCIES                                          -                 -

STOCKHOLDERS' EQUITY
    Preferred stock - 2,000,000 shares
        authorized, no shares outstanding
        at December 31, 1996 or June 30, 1996          -                 -
    Common stock - 10,000,000 shares
        authorized, 3,500,100 shares
        issued and outstanding at
        December 31, 1996 and June 30, 1996      105,003           105,003
    Additional paid in capital                 6,417,126         6,417,126
    Retained earnings                            295,202           143,186
                                               ---------         ---------

        Total stockholders' equity             6,817,331         6,665,315
                                               ---------         ---------

                                              $8,264,883        $9,180,506
                                              ==========        ==========

* Taken from the audited financial statements at June 30, 1996.
       The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                        For the Three Months    For the Six Months Ended
                                Ended                 December 31,
                             December 31,
                           1996        1995         1996         1995
                           ----        ----         ----         ----
Net sales             $2,745,517   $2,199,030  $5,281,755   $4,392,157
Cost of sales          1,399,335    1,087,596   2,729,739    2,193,824
                       ---------    ---------   ---------    ---------

Gross profit           1,346,182    1,111,434   2,552,016    2,198,333

Operating expenses
  Selling expense        873,715      796,262   1,560,110    1,429,415
  General and
    administrative       291,784      154,774     511,771      297,571
  Research and
    development          149,929      118,663     249,737      191,727
                        --------    ---------    --------    ---------

      Total operating
      expenses         1,315,428    1,069,699   2,321,618    1,918,713

Other income (expense)
  Interest, net           56,697      (24,638)     24,148      (46,518)
  Other                   (3,438)       2,766      (1,187)      10,048
                        ---------   ---------   ---------    ---------
                          53,259      (21,872)     22,961      (36,470)

Income before
    provision for
    income taxes          84,013       19,863     253,359      243,150

Provision for income
taxes                     33,605        3,865     101,343       21,668
                        --------    ---------    --------    ---------

Net Income              $ 50,408    $  15,998    $152,016    $ 221,482
                        ========    =========    ========    =========

PRO FORMA DATA
  Income before taxes     84,013       19,863     253,359      243,150
  Provision for
  income taxes            33,605        7,945     101,343       97,260
                        --------    ---------    --------    ---------
  Net Income              50,408       11,918     152,016      145,890
                        ========    =========    ========    =========

PRIMARY AND FULLY
DILUTED INCOME  PER
SHARE
Net income per share       $ .01         $  -       $ .03        $ .05
                           =====         ====       =====        =====
Weighted average
number of common and
common equivalent
shares outstanding     4,370,551    2,696,000   4,573,211    2,696,000
                       =========    =========   =========    =========






       The accompanying notes are an integral part of these statments.

                            Sonics & Materials, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      For the Six Months Ended December 31,

                                                     1996          1995
                                                     ----          ----
Net cash (used in) provided by operations      $   (333,857)   $  197,484

Net cash  provided by (used in) investing
  activities                                      1,113,553       (71,150)

Net cash used in financing activities              (800,000)     (313,824)
                                               ------------  ------------

Net increase (decrease) in cash for the period      (20,304)     (187,490)

Cash and cash equivalents - at beginning of
  period                                             73,129       187,490
                                               ------------  ------------

Cash and cash equivalents - at end of period     $   52,825    $        0
                                               ============  ============




















     The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                          Notes to Financial Statements
                                December 31, 1996

      NOTE 1:   Basis of Presentation
The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1996. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997.


      NOTE 2:  Net Income Per Share
Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the treasury stock method.

The weighted average number of shares outstanding for the periods presented is as follows:
                                   Primary and Fully Diluted
                                  Weighted Shares Outstanding
                                  For the Three Months ended
                                         December 31,
                                  ----------------------------
                                     1996            1995
                                     ----            ----
Weighted average number of
    common shares outstanding      3,500,100       2,500,000
Dilution (warrants and options)    1,113,064         196,000
                                   ---------        --------
Weighted average number of
    common and common
    equivalent shares              4,613,164       2,696,000
                                   =========       =========


      NOTE 3:   Contingencies.
The Company is currently under audit by the California State Board of Equalization for Sales and Use Tax. The Company cannot presently estimate the amount of tax, if any, that may be assessed.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1996.

RESULTS OF OPERATIONS

Three months ended December 31, 1996 compared to three months ended December 31, 1995.

      Net sales. Net sales for the quarter ended December 31, 1996 increased $546,000 or 24.9% over the same period in fiscal 1996. This increase is a result of the Company's increased penetration into the Asian and Pacific Rim markets due to the expansion of the Company's sales efforts in that region, as well as initial sales of the Company's new vibration and spin welder products.

      Cost of Sales. Cost of sales increased from 49.5% of sales for the three months ended December 31, 1995 to 51.0% of sales for the three months ended December 31, 1996. Initial costs associated with the vibration welder line caused the cost of sales of these products, as a percentage of their net sales during the period, to be higher than the Company has experienced with other product lines. The Company is not able to pass these initial costs on to the customer.

      Selling Expenses. Selling expenses for the second quarter of fiscal 1997 increased $77,000 or 9.7% over the same period in fiscal 1996. As a percentage of net sales these expenses decreased to 31.8% from 36.2% over the same period. This decrease in selling expenses as a percentage of net sales is a result of the Company maintaining fixed costs while increasing sales.

      General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal 1997 increased $137,000 or 88.5% over the second quarter of fiscal 1996. As a percentage of net sales, these expenses increased to 10.6% from 7.0% over the same period in fiscal 1996. This increase is primarily attributable to increased costs associated with the Company's obligations as a new public company, including professional fees, and directors' and officers' insurance, as well as normal annual increases in salaries.

      Research and Development Expenses. Research and development expenses increased $31,000 or 26.3% over the same period in fiscal 1996. The largest factor contributing to this increase was the planned expansion of the research and development department's technical staff.

     Interest Income, net. Total interest income net of interest expense increased by $81,000 or 330.1% for the three months ended December 31, 1996. This is due to the receipt and investment of the net proceeds from the Company's initial public offering. In addition the Company utilized a portion of the net proceeds to reduce its borrowings under its bank line of credit.

     Income Taxes. Income taxes increased by $30,000 or 769.5%. During the three months ended December 31, 1995, the Company was an S-corporation, and as such had no federal tax liability. Concurrent with the public offering, the Company became a C-corporation for federal tax purposes. This resulted in the Company incurring federal income taxes that it hod not in the past.

Six months ended December 31, 1996 compared to six months ended December 31, 1995.

      Net sales. Net sales for the six months ended December 31, 1996 increased $890,000 or 20.3% over the same period in fiscal 1996. This increase is a result of the Company's increased penetration into the Asian and Pacific Rim markets due to the expansion of the Company's sales efforts in that region, as well as initial sales of the Company's new vibration and spin welder products.

      Cost of Sales. Cost of sales increased from 50.0% of sales for the six months ended December 31, 1995 to 51.7% of sales for the six months ended December 31, 1996. Initial costs associated with the vibration welder line caused the cost of sales of these products, as a percentage of their net sales during the period, to be higher than the Company has experienced with other product lines. The Company is not able to pass these initial costs on to the customer.

      Selling Expenses. Selling expenses for the first six months of fiscal 1997 increased $131,000 or 9.1% over the same period in fiscal 1996. As a percentage of net sales these expenses decreased to 29.5% from 32.5% over the same period in fiscal 1996. This decrease in selling expenses as a percentage of net sales is a result of the Company maintaining fixed costs while increasing sales.

      General and Administrative Expenses. General and administrative expenses for the first six months of fiscal 1997 increased $214,000 or 72.0% over the same period in fiscal 1996. As a percentage of net sales, these expenses increased to 9.7% from 6.8% over the same period in fiscal 1996. This increase is primarily attributable to increased costs associated with the Company's obligations as a new public company, including professional fees and directors' and officers' insurance, as well as normal annual increases in salaries and bonuses.

      Research and Development Expenses. Research and development expenses increased $58,000 or 30.3% over the same period in fiscal 1996. The largest factor contributing to this increase was the planned expansion of the research and development department's technical staff.

     Interest Income, net. Total interest Income net of interest expense increased by $71,000 or 151.9% for the six months ended December 31, 1996. This is due to the receipt and investment of the net proceeds from the Company's initial public offering. In addition the Company utilized a portion of the net proceeds to reduce its borrowing under its bank line of credit.

     Income Taxes. Income taxes increased by $80,000 or 367.7%. During the six months ended December 31, 1995, the Company was an S-corporation, and as such had no federal tax liability. Concurrent with the public offering, the Company became a C-corporation for federal tax purposes. This resulted in the Company incurring federal income taxes that it had not in the past.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used cash of approximately $334,000 during the six months ended December 31, 1996 as a result of increasing inventory while paying down accounts payable balances. During the second quarter of fiscal 1997, the Company invested approximately $111,000 in new capital equipment and leasehold improvements. As of June 30, 1996, the Company's working capital was $6,010,000. As of December 31, 1996, the Company's working capital had increased to $6,507,000 representing an increase of approximately 6.6%. During the second quarter of fiscal 1997, the Company .reduced its borrowings under its line of credit by $1,000,000. In addition, the Company converted a $500,000 six month demand note payable to a five year term note at 8.75% interest.

The Company's principal credit line is a $1,000,000 bank credit facility bearing interest at one-half of one percent above the prime rate. This credit arrangement matures on February 28, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
     3(i)    Certificate of Incorporation of the Registrant, as
             amended.  (Previously filed as Exhibit 3.1 of
             Amendment No. 3 to Registration Statement No.
             33-96414)
     3(ii)   Amended By-laws of the Registrant.  (Previously
             filed as Exhibit 3.2 of Registration Statement No.
             33-96414)
     10(i)   Form of Employment Agreement between the Registrant
             and Robert S. Soloff.  (Previously filed as Exhibit
             10.1 of Registration Statement No. 33-96414)
     10(ii)  1995 Incentive Stock Option Plan and form of Stock
             Option Agreement.  (Previously filed as Exhibit 10.3
             of Registration Statement No. 33-96414)
     10(iii) Original Office Lease and Amendments between the
             Registrant and Nicholas R. DiNapoli, Jr. DBA DiNapoli
             Holding Co. (Danbury, CT).  (Previously filed as
             Exhibit 10.4 of Registration Statement No. 33-96414)
     10(iv)  Lease between Registrant and Aston Investment
             Associates (Aston, PA).  (Previously filed as Exhibit
             10.5 of Registration Statement No. 33-96414)
     10(v)   Amended lease between Registrant and Robert Lenert
             (Naperville, IL).  (Previously filed as Exhibit 10.6
             of Amendment No. 4 to Registration Statement No.
             33-96414)
     10(vi)  Lease between Registrant and Janine Berger (Gland,
             Switzerland).  (Previously filed as Exhibit 10.7 of
             Registration Statement No. 33-96414)
     10(vii) Form of Sales Representation Agreement.  (Previously
             filed as Exhibit 10.8 of Registration Statement No.
             33-96414)
     10(viii)Form of Sales Distribution Agreement.  (Previously filed as Exhibit 10.9 of Registration Statement No.
             33-96414)
     10(ix)  Consulting Agreement dated October 17, 1995 between the Registrant and Alan Broadwin.  (Previously filed
             as Exhibit 10.10 of  Amendment No. 3 of Registration
             Statement No. 33-96414)
     27      Financial Data Schedule.  (Filed Herewith)

 (b)        none

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SONICS & MATERIALS, INC.

Date:  February 13, 1997       By       /s/ROBERT S. SOLOFF
       ---------------------         -----------------------------------
                                     Robert S. Soloff
                                     President, Chief Executive Officer,
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                        Location of Exhibit in
  No.           Description                    Sequential Numbering System
  ---           -----------                    ---------------------------
3(i)     Certificate of Incorporation of the  Previously filed as Exhibit
         Registrant, as amended.              3.1 of Amendment No. 3 to
                                              Registration Statement No.
                                              33-96414
3(ii)    Amended By-laws of the Registrant.   Previously filed as Exhibit
                                              3.2 of Registration
                                              Statement No. 33-96414
10(i)    Form of Employment Agreement         Previously filed as Exhibit
         between the Registrant and Robert    10.1 of Registration
         S. Soloff.                           Statement No. 33-96414
10(ii)   1995 Incentive Stock Option Plan     Previously filed as Exhibit
         and form of Stock Option Agreement.  10.3 of Registration
                                              Statement No. 33-96414
10(iii)  Original Office Lease and            Previously filed as Exhibit
         Amendments between the Registrant    10.4 of Registration
         and Nicholas R. DiNapoli, Jr. DBA    Statement No. 33-96414
         DiNapoli Holding Co. (Danbury, CT).
10(iv)   Lease between Registrant and Aston   Previously filed as Exhibit
         Investment Associates (Aston, PA).   10.5 of Registration
                                              Statement No. 33-96414
10(v)    Amended lease between Registrant     Previously filed as Exhibit
         and Robert Lenert (Naperville, IL).  10.6 of Amendment No. 4 to
                                              Registration Statement No.
                                              33-96414
10(vi)   Lease between Registrant and Janine  Previously filed as Exhibit
         Berger (Gland, Switzerland).         10.7 of Registration
                                              Statement No. 33-96414
10(vii)  Form of Sales Representation         Previously filed as Exhibit
         Agreement.                           10.8 of Registration
                                              Statement No. 33-96414
10(viii) Form of Sales Distribution           Previously filed as Exhibit
         Agreement.                           10.9 of Registration
                                              Statement No. 33-96414
10(ix)   Consulting Agreement dated October   Previously filed as Exhibit
         17, 1995 between the Registrant and  10.10 of  Amendment No. 3
         Alan Broadwin.                       of Registration Statement
                                              No. 33-96414
27       Financial Data Schedule.             Filed Herewith