Form 10QSB
period 1997-03-31
SONICS & MATERIALS INC
filed 1997-05-15
CIK 1000166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          ---------------------------
                                   FORM 10-QSB
                          ---------------------------

(Mark One)

[X]        Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

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

                    Yes [X]                                     No [ ]

        As of May 8, 1996, there were 3,520,100 shares of the Registrant's Common Stock outstanding.

        Transitional Small Business Disclosure Format (Check one):

                    Yes [ ]                                     No [X]

PART I - FINANCIAL INFORMATION                                      PAGE NO.

Item 1.  Financial Statements *
               Condensed Balance Sheets -
                  March 31, 1997 and June 30, 1996.....................3

               Condensed Statements of Income -
                  For the Three and Nine Months Ended
                  March 31, 1997 and 1996..............................4

               Condensed Statements of Cash Flows -
                  For the Nine Months Ended
                  March 31, 1997 and 1996..............................5

               Notes to Financial Statements...........................6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........8

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.......................10

SIGNATURES............................................................11

INDEX TO EXHIBITS.....................................................12

EXHIBIT 27 - FINANCIAL DATA SCHEDULE..................................13

* The Balance Sheet at June 30, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                               Sonics & Materials, Inc.
                               CONDENSED BALANCE SHEETS
                                         As of

                                                         March 31,      June 30,
                                                           1997           1996
                                                           ----           ----
                                                        (unaudited)            *
            ASSETS
CURRENT ASSETS
     Cash and cash equivalents                           $  159,294   $   73,129
     Short-term investments                               1,846,558    3,028,032
     Accounts receivable, net of allowance
       for doubtful accounts of $45,000                   1,698,732    1,953,941
     Inventories                                          3,989,777    3,248,782
     Prepaid income taxes                                    31,075       30,465
     Deferred taxes                                          80,000       80,000
     Other current assets                                   210,306      111,327
                                                         ----------   ----------
          Total current assets                            8,015,742    8,525,676

PROPERTY PLANT & EQUIPMENT - NET                            279,518      301,706

OTHER ASSETS                                                396,773      353,124
                                                         ----------   ----------
                                                         $8,692,033   $9,180,506
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Notes payable                                      $  200,000   $  832,813
      Demand note payable                                      --        500,000
      Current maturities of long-term debt                  100,000         --
      Accounts payable                                      488,844      767,620
      Commissions payable                                   191,757      160,081
      Other accrued expenses and sundry liabilities         310,326      254,677
                                                         ----------   ----------
          Total current liabilities                       1,290,927    2,515,191

LONG TERM DEBT, NET OF CURRENT PORTION                      375,000         --

CONTINGENCIES                                                  --           --

STOCKHOLDERS' EQUITY

     Preferred stock - 2,000,000 shares authorized,
       no shares outstanding at March 31, 1996
       or June 30, 1996                                        --           --
     Common stock - 10,000,000 shares authorized,
       3,520,100 shares issued and outstanding
       at March 31, 1996 and 3,500,100 shares
       issued and outstanding at June 30, 1996              105,603      105,003
     Additional paid in capital                           6,561,526    6,417,126
     Retained earnings                                      358,977      143,186
                                                         ----------   ----------
          Total stockholders' equity                      7,026,106    6,665,315
                                                         ----------   ----------
                                                         $8,692,033   $9,180,506
                                                         ==========   ==========


* Taken from the audited financial statements at June 30, 1996.

The accompanying notes are an integral part of these statements.





                               Sonics & Materials, Inc.
                            CONDENSED STATEMENTS OF INCOME
                                      (unaudited)



                                    For the Three Months Ended       For the Nine Months Ended
                                             March 31,                     March 31,
                                 ------------------------------      -------------------------
                                 1997            1996                 1997            1996
                                 ----            ----                 ----            ----
Net sales                       $ 2,483,067   $ 2,579,909         $ 7,764,822    $ 6,972,066
Cost of sales                     1,285,710     1,376,013           4,015,449      3,569,941
                                -----------   -----------         -----------    -----------
Gross profit                      1,197,357     1,203,896           3,749,373      3,402,125
Operating expenses
   Selling expense                  790,256       750,455           2,350,366      2,179,761
   General and                      205,926       152,973             717,697        450,502
     administrative
   Research and development         131,444       123,391             381,181        315,166
                                -----------   -----------         -----------    -----------

      Total operating expenses    1,127,626     1,026,819           3,449,244      2,945,429

Other income (expense)
   Interest, net                     34,394       (21,923)             58,542        (68,441)
   Other                              2,169        26,420                 981         36,469
                                -----------   -----------         -----------    -----------
                                     36,563         4,497              59,523        (31,972)

Income before provision             106,294       181,574             359,652        424,724
     for income taxes
Provision for income taxes           42,518       (41,000)            143,861        (19,331)
                                -----------   -----------         -----------    -----------
Net Income                      $    63,776   $   222,574         $   215,791    $   444,055
                                ===========   ===========         ===========    ===========

PRO FORMA DATA

   Income before taxes              106,294       181,574            359,652        424,724
   Provision for income taxes        42,518        72,630            143,861        169,890
                                -----------   -----------         -----------    -----------
   Net Income                        63,775       108,944            215,791        254,834
PRIMARY INCOME  PER SHARE

Net income per share                    .02           .03                .05            .09
                                ===========   ===========        ===========    ===========

Weighted average number
of common and common
equivalent shares
outstanding                       3,829,839     3,239,000          4,455,342      2,899,000
                                ===========   ===========        ===========    ===========

FULLY DILUTED INCOME  PER SHARE

Net income per share                    .02           .03                .05            .09
                                ===========   ===========        ===========    ===========
Weighted average number
of common and common
equivalent shares
outstanding                       3,886,923     3,422,000          4,455,342      2,977,000
                                ===========   ===========        ===========    ===========


     The accompanying notes are an integral part of these statements.

                               Sonics & Materials, Inc.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                          For the Nine Months Ended March 31,

                                                          1997          1996
                                                          ----          ----
Net cash (used in) provided by operations               ($532,272)     $349,609
Net cash used in investing activities                     (83,037)     (116,353)
Net cash  provided by financing activities                701,474     3,123,924
                                                         --------    ----------
Net increase in cash for the period                        86,165     3,123,924
Cash and cash equivalents - at beginning of period         73,129       187,490
                                                         --------    ----------
Cash and cash equivalents - at end of period             $159,294    $3,544,670
                                                         ========    ==========


     The accompanying notes are an integral part of these statements.

                               Sonics & Materials, Inc.
                             Notes to Financial Statements
                                    March 31, 1996

        NOTE 1:  Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1996. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997.

        NOTE 2:  Net Income Per Share

Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the treasury stock method for fiscal 1997 and the modified treasury stock method for fiscal 1996.

The weighted average number of shares outstanding for the periods presented is as follows:


                                                Primary Weighted Shares Outstanding
                                      ----------------------------------------------------------
                                      Nine months ended March 31,   Three months ended March 31,
                                          1997           1996          1997           1996
                                          ----           ----          ----           ----
Weighted average number of
    common shares outstanding          3,500,472    2,628,000     3,501,233      2,884,000
Dilution (warrants and options)          954,869      271,000       328,606        355,000
                                       ---------    ---------     ---------      ---------
Weighted average number of
    common and  common  equivalent
     shares                           4,455,342     2,899,000     3,829,839      3,239,000
                                      =========     =========     =========      =========

                                       Fully Diluted Weighted Shares Outstanding
                                      ----------------------------------------------------------
                                     Nine months ended March 31,    Three months ended March 31,
                                         1997           1996          1997           1996
                                         ----           ----          ----           ----
Weighted average number of
    common shares outstanding         3,500,472     2,628,000      3,501,233      2,885,000
Dilution (warrants and
    options)                            954,869       349,000        385,690        537,000
                                      ---------     ---------      ---------      ---------
Weighted average number of
    common and  common
    equivalent shares                 4,455,342     2,977,000      3,886,923      3,422,000
                                      =========     =========      =========      =========


        NOTE 3:  Contingencies.

In March 1997, the Company received notice that the California State Board of Equalization for Sales and Use has determined, upon audit, that the Company was in error in collection of sales tax in California from 1986 to 1995. The Company is disputing the assessment of $118,900, including $60,190 of interest. The outcome of this dispute cannot be determined at this time.

        NOTE 4:   Subsequent Events

a) On April 25, 1997, the Company announced that it had signed a letter of intent to acquire 100% of the stock of Tooltex, Inc., a privately held manufacturer of automated systems used in the plastics industry. The Company expects to consumate the transaction in the first quarter of fiscal year 1998.

b) On April 28, 1997, Sonics & Materials submitted a 510K application to the Food and Drug Administration for approval of its VibraSurge'tm' system, model VS2120 ultrasonic surgical instrument to aid in the removal of soft tissue in general, plastic, and reconstructive surgery.

NOTE 5:  New Accounting Pronouncement

        In February 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements for both interim and annual periods ending after December 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard would be basic earnings per share of $.02 and $.04, and diluted earnings per share of $.02 and $.03 for the quarters ended March 31, 1997 and 1996, respectively.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

        Net sales. Net sales for the quarter ended March 31, 1997 decreased $97,000 or 3.8% over the same period in fiscal 1996. This is primarily due to a slight decrease in sales volume.

        Cost of Sales. Cost of sales decreased from 53.3% of sales for the three months ended March 31, 1996 to 51.8% of sales for the three months ended March 31, 1997. This slight decrease is primarily attributable to a variation in the sales product mix.

        Selling Expenses. Selling expenses for the third quarter of fiscal 1997 increased $40,000 or 5.3% over the same period in fiscal 1996. As a percentage of net sales these expenses increased from 29.1% to 31.8% over the same period. This increase primarily relates to expenses incurred in connection with design and implementation of new product literature, an updated seminar package, and development of the Company's web sites, as well as normal increases in salaries.

        General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 1997 increased $53,000 or 34.6% over the third quarter of fiscal 1996. As a percentage of net sales, these expenses increased to 8.3% from 5.9.% over the same period in fiscal 1996. This increase is primarily attributable to increased costs associated with the Company's obligations as a new public company, including professional fees, and directors' and officers' insurance, as well as normal annual increases in salaries.

        Research and Development Expenses. Research and development expenses increased $8,000 or 6.5% over the same period in fiscal 1996. This is primarily the result of the addition of one research and development engineer. The addition was part of the planned expansion of the Research and Development department.

        Interest Income, net. Total interest income net of interest expense increased by $56,000 or 256.9% for the three months ended March 31, 1997. This is primarily due to the investment of the net proceeds from the Company's initial public offering, which was partially used to paydown existing debt.

        Income Taxes. Income taxes increased by $84,000 or 203.7%. This is primarily the result of the change in the Company's filing status in regards to federal income taxes. Prior to the Company's initial public offering, Sonics was a Subchapter-S Corporation and as such was not subject to federal income tax. Concurrent with the stock offering, the Company revoked it's S-Corp election. In addition to being subject to federal income tax for the entire fiscal year 1997, as opposed to only a portion of fiscal 1996, the Company also recognized a deferred tax asset at the time of the S-Corp revocation.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31,1996.

        Net sales. Net sales for the nine months ended March 31, 1997 increased $793,000 or 11.4% over the same period in fiscal 1996. This increase is a result of the Company's increased penetration into the Asian and Pacific Rim markets due to the expansion of the Company's sales efforts in that region, as well as initial sales of the Company's new vibration and spin welder products.

        Cost of Sales. Cost of sales remained relatively constant at 51.7% of sales for the nine months ended March 31, 1997, compared to 51.2% of sales for the nine months ended March 31, 1996.

        Selling Expenses. Selling expenses for the first nine months of fiscal 1997 increased $171,000 or 7.8% over the same period in fiscal 1996. As a percentage of net sales these expenses decreased to 30.3% from 31.3% over the same period in fiscal 1996. This decrease in selling expenses as a percentage of net sales is a result of the Company maintaining fixed costs while increasing sales.

        General and Administrative Expenses. General and administrative expenses for the first nine months of fiscal 1997 increased $267,000 or 59.3% over the same period in fiscal 1996. As a percentage of net sales, these expenses increased to 9.2% from 6.5% over the same period in fiscal 1996. This increase is primarily attributable to increased costs associated with the Company's obligations as a new public company, including professional fees and directors' and officers' insurance, as well as normal annual increases in salaries and bonuses.

        Research and Development Expenses. Research and development expenses increased $66,000 or 21.0% over the same period in fiscal 1996. The largest factor contributing to this increase was the planned expansion of the Research and Development department's technical staff.

        Interest Income, net. Total interest income net of interest expense increased by $127,000 or 185.5% for the nine months ended March 31, 1997. This is primarily due to the investment of the net proceeds from the Company's initial public offering, which was partially used to paydown existing debt.

        Income Taxes. Income taxes increased by $163,000 or 844.2%. This is primarily the result of the change in the Company's filing status in regards to federal income taxes. Prior to the Company's initial public offering, Sonics was a Subchapter-S Corporation and as such was not subject to federal income tax. Concurrent with the stock offering, the Company revoked it's S-Corp election. In addition to being subject to federal income tax for the entire fiscal year 1997, as opposed to only a portion of fiscal 1996, the Company also recognized a deferred tax asset at the time of the S-Corp revocation.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used cash of approximately $532,000 during the nine months ended March 31, 1997 as a result of increasing inventory while paying down accounts payable balances. During the first three quarters of fiscal 1997, the Company invested approximately $83,000 in new capital equipment and leasehold improvements. As of June 30, 1996, the Company's working capital was $6,010,000. As of March 31, 1997, the Company's working capital had increased to $6,725,000 representing an increase of approximately 11.9%. During the third quarter of fiscal 1997, the Company increased its borrowings under its line of credit by $200,000.

The Company's principal credit line is a $1,000,000 bank credit facility bearing interest at one-half of one percent above the prime rate. This credit arrangement matures on February 28, 1998. During the third quarter of fiscal 1997, the Company converted a $500,000 short term demand note payable to a five year term note maturing on December 3, 2001 with an interest rate of one-half point above prime.

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

                                         SONICS & MATERIALS, INC.

Date:      May 15, 1997                      By  /s/ ROBERT S. SOLOFF
     ------------------------------          -------------------------------
                                             Robert S. Soloff
                                             President, Chief Executive Officer,
                                             Chief Financial Officer

                                     EXHIBIT INDEX

EXHIBIT                                                         LOCATION OF EXHIBIT IN
  NO.                 DESCRIPTION                            SEQUENTIAL NUMBERING SYSTEM
3(i)    Certificate of Incorporation of the Registrant,     Previously filed as Exhibit 3.1 of
         as amended.                                        Amendment No. 3 to Registration
                                                            Statement No. 33-96414

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

10(ii)  1995 Incentive Stock Option Plan and form of Stock  Previously filed as Exhibit 10.3 of
        Option Agreement.                                   Registration Statement No. 33-96414

10(iii) Original Office Lease and Amendments between the    Previously filed as Exhibit 10.4 of
        Registrant and Nicholas R. DiNapoli, Jr. DBA        Registration Statement No. 33-96414
        (Dapoli Holding Co. (Danbury, CT).

10(iv)  (Lease between Registrant and Aston Investment      Previously filed as Exhibit 10.5 of
        Associates (Aston, PA).                             Registration Statement No. 33-96414

10(v)   Amended lease between Registrant and Robert         Previously filed as Exhibit 10.6 of
        Lenert (Naperville, IL).                            Amendment No. 4 to Registration
                                                            Statement No. 33-96414

10(vi)  Lease between Registrant and Janine Berger (Gland,  Previously filed as Exhibit 10.7 of
        Switzerland).                                       Registration Statement No. 33-96414

10(vii) Form of Sales Representation Agreement.             Previously filed as Exhibit 10.8 of
                                                            Registration Statement No. 33-96414

10(viii)Form of Sales Distribution Agreement.               Previously filed as Exhibit 10.9 of
                                                            Registration Statement No. 33-96414

10(ix)  Consulting Agreement dated October 17, 1995         Previously filed as Exhibit 10.10 of
        between the Registrant and Alan Broadwin.           Amendment No. 3 of Registration
                                                            Statement No. 33-96414

27      Financial Data Schedule.                             Filed Herewith


                                       12

                STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................ 'tm'





