Form 10KSB
period 1997-06-30
SONICS & MATERIALS INC
filed 1997-09-29
CIK 1000166

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period from to .

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

     Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.03 per share
                                (Title of class)
                        Warrants to Purchase Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                       Yes [x]                          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year were:  $10,827,525.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Company's Common Stock on September 24, 1997, as reported on the Nasdaq National Market System, was approximately $2,802,250. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 22, 1997, the issuer had outstanding 3,590,100 shares of Common Stock, par value $.03 per share, and 1,805,000 Warrants to purchase shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I

Item 1.    DESCRIPTION OF BUSINESS
           -----------------------

         Sonics & Materials, Inc. (the "Company" or "Sonics") designs, manufactures and sells (i) ultrasonic bonding equipment for the welding, joining and fastening of thermoplastic components, textiles and other synthetic materials, and (ii) ultrasonic liquid processors for dispersing, blending, cleaning, degassing, atomizing and reducing particles as well as expediting chemical reactions. To further address the needs of its customers, the Company introduced two new product lines in fiscal 1996, the spin welder and the vibration welder, both of which are used for the bonding of thermoplastic components.

         The Company was incorporated in New Jersey in April 1969, and was reincorporated in Delaware in October 1978. Robert S. Soloff, its chairman, president and founder, invented the ultrasonic plastic welding process early in his career. He has been granted nine patents in the field of power ultrasonics and is considered to be a pioneer in the application of ultrasonic technology to industrial processes. Howard Deans, general manager of the Company's Ultra Sonic Seal division, has also invented ultrasonic devices and processes covered by patents primarily for packaging and sealing. The patents granted to Messrs. Soloff and Deans have expired and the technology related to them is now in the public domain and is used in part in the development and manufacture of the Company's products.

         On July 25, 1997, the Company acquired Tooltex, Inc., an Ohio corporation ("Tooltex"), through a merger transaction (the "Merger"). Tooltex is a manufacturer of automated systems used in the plastics industry. Pursuant to an Agreement and Plan of Merger, dated July 25, 1997 (the "Plan of Merger"), among Sonics, SM Sub, Inc., an Ohio corporation and a wholly owned subsidiary of Sonics ("Sonics Sub"), Tooltex, and the shareholders of Tooltex, Tooltex was merged with and into Sonics Sub. Sonics Sub then changed its name to Tooltex, Inc. (the "Surviving Corporation"). Under the Plan of Merger the shareholders of Tooltex received, in exchange for 100% of the stock of Tooltex, (i) an aggregate of 70,000 shares of Sonics Common Stock, par value $.03 per share (the "Common Stock"), (ii) $70,000 and (iii) options to purchase 10,000 shares of Sonics Common Stock.

         In connection with the Merger, the former two shareholders of Tooltex, who had also been the President and Vice President of Tooltex, entered into employment agreements with the Surviving Corporation and non-competition agreements and confidentiality agreements with the Surviving Corporation and Sonics.

         The Company has also formed a wholly owned subsidiary, Vibra-Surge Corporation, for the manufacture and sale of its ultrasonic surgical device. See "Products" below.

Products

         The Company manufactures equipment in the following categories:

         Ultrasonic Welders -- Manufactured by the Company since its founding, this line of ultrasonic devices welds, bonds, fastens, sews and rivets thermoplastic components and other synthetic materials. As new applications were requested by industrial customers, the line has expanded over the years. Plastic welders and related devices are used in a wide variety of industries and applications. These include the automotive, computer, electronics, packaging, toy, home entertainment, medical device, textile and garment, and home appliance industries.

         There are certain advantages to ultrasonic bonding in comparison to more traditional welding techniques. Uniform production is often accomplished due to the consistency, speed and focusing of the energy applied to the welded part. The bond created between the components is generally strong and clean. Because no solvents, adhesives or external heat are involved, adverse environmental factors are minimized. Materials which may not be easily assembled or welded by other technologies can be effectively bonded ultrasonically. Moreover, ultrasonic bonding is generally faster and requires less skilled labor or training than many other methods.

         Liquid Processors -- Liquid processors, which are sold under the Company's trade name "Vibra-Cell" or under private label, are ultrasonic devices that disperse, break up, emulsify, atomize, mix and blend substances in a liquid or semi-liquid media. Substances affected by liquid processing include molecules, cells, tissues, fluids, chemicals and particles. These devices are available in different power configurations for low, medium and high volume applications with various capacities, features and accessories. Operating similarly to ultrasonic bonding systems and composed of many of the same components, liquid processors produce a different result because they are utilized in liquid, semi-liquid and powdered media.

         Liquid processors are utilized in biotechnology by scientists, biologists, chemists and pharmacologists, primarily in laboratories for research and testing purposes. The Company has extended the applications for its liquid processors from the research laboratories to industrial settings. The liquid processor also functions to process and test materials and substances on the production line and in vats and tanks. In the manufacture of pharmaceuticals and in the processing of petroleum products and certain specialty chemicals, they reduce particle size and facilitate mixing; in the preparation of paint and dyes, they blend and homogenize materials. In the ink industry, processors disperse black carbon. In the beverage and other industries, they are used to de-gas carbonated soda, wine, beer, spirits and solvents. The Company's liquid processors are also used as high-intensity cleaners. These ultrasonic cleaning devices are effective in spot cleaning and removing various contaminants, such as radioactive particles, proteins, rust, blood, and oil from laboratory equipment.

         The Company also manufactures a liquid processor with a spray nozzle that atomizes fluids by producing ultra-fine sprays in precisely measured dosage or at extremely low flow rates. Utilized in laboratories and plants, ultrasonic atomizers can coat, moisten, or deposit micro-droplets of liquid on glass, fabric, paper, semiconductors, pharmaceuticals, ceramics or tubes. They are also used to apply silicone and Teflon, disinfect surfaces and lubricate small parts.

         Vibration Welder -- Vibration welders are generally used to weld larger plastic components together, and have the ability to weld a wider variety of plastics. In this technology, a non-vibrating part is hydraulically lifted from below to meet a horizontally-vibrating part. The vibrations cause friction and heat, melting the plastic, and a bond is effectuated between the plastic parts. The vibration welder that has been designed and is currently being manufactured by the Company is computer-controlled and has a power supply, digital display and other features similar to the Company's ultrasonic welder.

          Spin Welder -- The Company has developed and currently manufactures spin welders based on a non-ultrasonic process known as rotary friction welding. Rotary friction welding is a bonding technology generally used only when assembling cylindrical or round-shaped thermoplastic parts. It is also better suited for plastics of a semi-crystalline nature and assemblies requiring significant tooling relief. In spin welding, one plastic component is spun against a mating plastic part that is held stationary in a nesting fixture. Friction generated by the spinning action produces heat which melts the plastic and fuses the two parts together.

         The spin welding system offered by Sonics features, among other things, a multi-function programmable controller, RPM display, and a two horsepower electronic drive motor that spins the plastic part. The spin welder is composed of a steel frame and column with a control box. Other components of the system include a pneumatic head, an automotive spindle bearing, an air brake and clutch system, and steel plates.

        Ultrasonic Surgical Instrument -- The Company has designed and developed an ultrasonic medical device, the Vibra-Surge (TM) System Model VS 2120 ("Vibra-Surge"), for the removal of soft tissue in general and reconstructive and plastic surgery. Sonics filed a patent application and a preliminary patent application covering Vibra-Surge (TM) with the U.S. Patent and Trademark Office on May 1, 1997. It is not certain whether patents for this application will be issued or, if issued, that such patents will offer adequate protection or will not be challenged by the holders of prior or other patents issued or to be issued for similar purposes. The device received 510(k) clearance from the Food and Drug Administration (the "FDA") on July 25, 1997 which permits Sonics to market the device. In September 1997, Sonics created a wholly owned subsidiary, Vibra-Surge Corporation, which signed an exclusive distribution agreement with Sonimedix, Inc. ("Sonimedix") on September, 19, 1997. Under the distribution agreement, Sonimedix serves as the exclusive worldwide distributor of
Vibra-Surge (TM). On September 25, 1997, Sonics transferred to Vibra-Surge Corporation all of its rights and obligations under the 510(k) FDA clearance and patent applications and all of the technology related to Vibra-Surge (TM).

Industry Background

         Management believes that in recent years the market for ultrasonic bonding systems has undergone steady and consistent growth. It appears that more companies are seeking to replace metal components with thermoplastics in order to reduce the weight of products or to capitalize on other special properties of synthetic substances. Consequently, ultrasonic bonding systems and related welding devices have been more extensively utilized in industrial processing and in new assembly applications. In contrast, management believes that the market for liquid processors in the past has experienced inconsistent growth and occasional contractions. One of the major reasons for this inconsistent growth appears to be the decrease in Federal government spending on research and development. These budget cutbacks have adversely affected expenditures for new testing equipment, including liquid processors, by university, and medical and industrial laboratories. To a certain extent, the past decline in sales of liquid processors in the research laboratory area has been offset by new and more extensive applications of such technology in other industries, such as the paint, chemical, petroleum and beverage industries, and medical industries. The market for liquid processors has only recently stabilized and appears to have resumed its growth.

Manufacturing and Supply

         Sonics' manufacturing operations, conducted at its facilities located in Danbury, Connecticut, Aston, Pennsylvania, and Grove City, Ohio, are run on a batch basis in which a series of products move irregularly from station to station. The Company manufactures its products pursuant to historical and projected sales data as well as specific customer orders.

         Most supplies and materials required in the manufacture of the Company's products are available from many sources. Many of its suppliers are based in the same general locality as the Company's manufacturing operations. To date, Sonics has experienced few shortages and delays regarding supplies and materials. However, it is not certain that such shortages or delays may not have an adverse impact on Sonics' operations in the future. No one supplier accounted for more than 5% of its total purchases for inventory made in fiscal years 1996 or 1997. Although management believes that in all cases alternate sources of supplies can be located, a certain amount of time would inevitably be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its devices and systems for an indefinite period.

         Sonics is not a party to any formal written contract regarding the delivery of its supplies and materials. It generally purchases such items pursuant to written purchase orders of both the individual and blanket varieties. Blanket purchase orders usually entail the purchase of larger amounts of items at fixed prices for delivery and payment on specific dates ranging from two months to one year.

         Sonics has qualified its Connecticut facility to meet the quality management and assurance standards of an international rating organization (ISO
9001). ISO 9001 certification indicates that the Company has successfully implemented a quality assurance system that satisfies this standard. Sonics has also obtained CE approvals, which are now necessary for sales in Europe, for many models of its ultrasonic welder and liquid processor. It is working towards CE approvals for its other product lines.

Maintenance and Service

         The Company offers warranties on all its products, including parts and labor, that range from one year to three years depending upon the type of product concerned. For the fiscal years ended June 30, 1996 and 1997, expenses attributable to warranties were approximately $63,000 and $77,000, respectively. Sonics performs repair services on all of its products sold domestically either at its Connecticut or Pennsylvania facilities or at customer locations. Servicing of foreign sales is usually handled by distributors abroad or in the Company's Swiss branch office regarding its devices sold in Europe. These services are performed upon specific order without contracts at various rates. The Company usually charges for the time that its employees expend on the task and the cost of the materials or parts involved in the repair. For the fiscal years ended June 30, 1996 and 1997, the Company had income of approximately $358,000 and $398,000, respectively, for out-of-warranty services performed. Company devices generally have a long operating life, and Sonics has repaired machines manufactured by it that are more than 26 years old.

Sales and Marketing

         Sonics generally markets and sells its products in the United States and abroad through a network of sales representatives and distributors to end users and original equipment manufacturers ("OEMs"). In the United States, the Company and its Ultra Sonic Seal division ("USS") utilize approximately 50 sales representatives in 48 states throughout the country. The Company's wholly owned subsidiary, Tooltex, utilizes two sales representatives throughout the Midwest. In the overseas market, it relies on approximately 66 distributors and several sales representatives to distribute its products in 49 countries. The areas covered by these third parties include North and South America, the Middle and Far East, Europe and Australia.

Sales Representatives

         The Company's relationship with its sales representatives is usually governed by a written contract which is generally terminable by either party on 30 days prior notice. The contract provides for exclusive territorial and product representation and commissions payable to them on their sales depending on whether basic units or accessories are involved and typically covers ultrasonic bonding systems and liquid processors. OEM sales made by the Company are excluded from the commission arrangements. Generally, the sales representatives do not purchase for their own account, but merely sell Sonics' products on the Company's behalf. They also may represent other manufacturers but generally not those competitive with the Company's products. Except for Tooltex, which accounted for 10.1% and 6.0% in fiscal 1996 and fiscal 1997, respectively, no one sales representative accounted for more than 5% of Sonics' sales in either fiscal year 1996 or 1997. Tooltex was acquired by the Company on July 25, 1997. The loss of such representatives representing in the aggregate significant sales may have a material adverse impact on the Company's business.

         USS sells its plastic welder under its division name. USS maintains a network of sales representatives in the United States different from those for Sonics' main product lines. The terms of these arrangements with its sales representatives are similar to the terms Sonics negotiates with its own sales representatives.

         The Company's wholly owned subsidiary, Tooltex sells its automated systems under its corporate name, Tooltex, Inc. Tooltex's sales organization consists of two direct sales personnel, as well as two sales representatives.

Distributors

         Sales of Sonics' products to distributors are also generally made pursuant to written contracts. Under such contracts, distributors provide repair service and are prevented from selling devices competitive to the Company's products. Generally, payments must be made in U.S. dollars within 30 days of delivery of the product. Distribution arrangements are either exclusive or non-exclusive and are cancelable upon 30 days notice. The contracts generally exclude private label sales made by Sonics in the distributor's territory even if the relationship is of an exclusive type and typically covers sales of both ultrasonic bonding systems and liquid processor lines. The Company now also offers both its spin welder and vibration welder to its sales representatives and distributors. The Company also sells these products directly to end-users or under private label. The Company usually grants discounts to distributors, depending on the product and quantity sold. No one distributor accounted for more than 5% of Sonics' sales in either fiscal year 1996 or 1997. The loss of such distributors in substantial numbers or at key locations could have a material adverse effect on the Company's business. USS maintains separate but similar arrangements with at least three foreign distributors abroad.

         The Company promotes the sale of its products through direct mailings, trade shows, product literature, press releases, advertising in trade magazines and listings in catalogs. The Company occasionally engages in cooperative advertising with some of its distributors.

         Sonics' wholly owned subsidiary, Vibra-Surge Corporation, will sell its ultrasonic surgical device through its exclusive distributor of the product, Sonimedix. Under the distribution contract, Sonimedix is prevented from selling devices competitive to the ultrasonic surgical instrument. Payment must be made within 60 days of receipt of the product by the end user. The contract may be canceled by either party if certain terms and conditions are not satisfied.

Customers

         Sonics sells its products, directly or indirectly, to numerous customers, ranging in size from small companies to large Fortune 100 corporations. Its customers are end-users, original equipment manufacturers, system integrators and resellers as well as distributors. Many of its customers are repeat purchasers. None of its customers represented more than 5% of Sonics' sales for fiscal 1996 or 1997.

International Operations

         The Company's international activities are an important portion of its business. Approximately 33% and 37% of its sales for fiscal years 1996 and 1997, respectively, are attributable to sales of its products outside the United States. The Company also operates a branch office in Gland, Switzerland where it sells and services its ultrasonic devices for the European market except for the United Kingdom.

         Internationally, the Company sells its ultrasonic products under its own label to end users and distributors or under the trade name of the distributor. In most cases, Sonics' devices are shipped to foreign distributors and end users as completed units. However, in certain situations, especially with regard to distributors of ultrasonic welders located in Asia and South America, the Company's systems are made available in kit form and assembled there. Kits frequently contain all components for devices but in some instances only a portion of the requisite components is provided. For some foreign sales, no written distribution arrangement exists.

Competition

         The Company competes in each of its markets against a variety of other concerns, many of which are larger and have greater financial, technical, marketing, distribution and other resources than Sonics. It competes on the bases of service, performance, reliability, price and delivery.

         Prior to making a sale, the Company will expend time and resources exploring whether it can profitably handle a new application for potential and existing customers. Generally, the Company receives no compensation for this pre-sale activity except when special tooling is required and payment for such services only occurs when and if product sales are consummated. Like nearly all manufacturers in this industry, the Company invests heavily in this pre-sale examination of new applications. Such examination represents another area in which such manufacturers compete, and those with greater resources and manpower may possess a competitive advantage.

         With respect to its ultrasonic bonding equipment, the Company encounters competition from Branson Ultrasonics Co.
("Branson"), a subsidiary of Emerson Electric Co., Dukane Corp. ("Dukane"), Herrmann Ultrasonics, Inc., Forward
Technology Industries, Inc. and other smaller manufacturers. The two dominant companies in this area are Branson and Dukane. Some of these competitors also offer spin and vibration devices as well as ultrasonic ones.

         In the ultrasonic liquid processor market, the Company's principal competitors are Branson and Misonix Inc. Management believes that in this market Sonics has the largest market share.

         The Company's ultrasonic surgical instrument has three main competitors, Mentor Corporation, Lysonix Inc., and Wells-Johnson Corporation. No one company dominates this market. However, the Company's three major competitors have entered the market place prior to Sonics.

Backlog

         As of June 30, 1997, the Company's backlog was approximately $1,195,000 as compared with a backlog of $1,466,000 as of June 30, 1996. No one customer accounted for more than 10% of such backlog at June 30, 1997.

         Substantially all of the Company's backlog figures are based on written purchase orders executed by the customer and involve product deliveries and not engineering services. All orders are subject to cancellation.

Research and Development

         The Company maintains an engineering staff responsible for the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Engineering and research and development expenses were approximately $372,000 for fiscal 1996, and $418,000 for fiscal 1997.

Intellectual Property

         Proprietary information and know-how are important to the Company's success. Sonics holds no active patents but has trademark protection for its "Vibra-Cell" trade name and its "Vibra-Surge" trade name. There can be no assurance that others have not developed, or will not develop, independently the same or similar information or obtain and use proprietary information of the Company. Sonics has obtained written assurances from its employees, sales representatives and distributors under confidentiality agreements regarding its proprietary information.

         On February 23, 1996, the Company filed a patent application with the U.S. Patent and Trademark office for one of its bonding machines. On May 1, 1997, the Company filed a patent application and a preliminary patent application with the U.S. Patent and Trademark Office covering its new ultrasonic surgical instrument. The Company cannot predict whether patents will be granted or the extent of protection which would be offered by a patent, if granted.

         On  September  25,  1997,  Sonics   transferred  to  its  wholly  owned
subsidiary, Vibra-Surge Corporation, the "Vibra-Surge" trade name, and its rights and obligations under the Vibra-Surge patent application and preliminary patent application. See "Products" above.

Government Regulation

         Sonics' bonding and liquid processor lines generally are not governed by specific legal rules and laws. The Company's ultrasonic surgical instrument, however, is subject to a variety of FDA regulations relating to its manufacture and sale in the United States. The FDA has rules which govern the design, manufacture, distribution, approval and promotion of medical devices in the United States.

         Various states and foreign countries in which Sonics' products are, or may be, sold may impose additional regulatory requirements, such as the Medical Device Directive in the European Common Market.

         On May 1, 1997, Sonics filed a patent application and a preliminary patent application for its ultrasonic surgical instrument, Vibra-Surge. The Company has obtained 510(k) clearance from the FDA which permits the Company to market the device for aiding the removal of soft tissue in general surgery and plastic and reconstructive surgery. Vibra-Surge has signed an exclusive distribution agreement with Sonimedix for the sale and marketing of its ultrasonic surgical instrument.

         Sonics' sales abroad may make it subject to other U.S. and foreign laws. The Company and its agents are also governed by the restrictions of the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"). The FCPA prohibits the promise or payments of any money, remuneration or other items of value to foreign government officials, public office holders, political parties and others with regard to obtaining or preserving commercial contracts or orders. Sonics has urged its foreign distributors to comply with the requirements of the FCPA. All these restrictions may hamper the Company in its marketing efforts abroad.

         In addition, other federal, state and local agencies, including those in the environmental, fire hazard control, and working conditions areas could have a material adverse affect upon the Company's ability to do business. Sonics is not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict, its operations because of such regulations and compliance with applicable environmental or other regulations. None of these laws has had a material effect upon its capital expenditures, financial condition or results of operations.

Employees

         As of September 22, 1997, the Company, including its subsidiaries, had 118 full-time employees including its officers, of whom 69 were engaged in manufacturing, three in repair services, eight in administration and financial control, 16 in engineering and research and development, and 22 in marketing and sales.

         None of Sonics' employees is covered by a collective bargaining agreement or represented by a labor union. Sonics considers its relationship with its employees to be good.

         The design and manufacture of the Company's equipment requires substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While management believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees necessary in the future on favorable terms, if at all.

         Any statements in this Annual Report that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this Annual Report related to the Company's objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its USS products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra-Surge Corporation being able to successfully market its ultrasonic surgical device. It is also uncertain whether a patent will be granted for the Company's ultrasonic surgical device, or whether any related patent litigation may hinder the Company's ability to market the device. In addition, the Company's objectives of future growth, profitability, and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex.

Item 2.    Description of Property
           -----------------------

         The Company's primary manufacturing and office facility is located in Danbury, Connecticut in four separate steel and cinder block buildings, three of which are on the same parcel of land. These facilities are considered adequate for its current needs, but Sonics has determined that the facilities are not suitable for Sonics' anticipated requirements. As a result, on September 19, 1997, Sonics purchased a 63,000 square foot cement and cinder block building located at 55A Church Hill Road, Newtown, Connecticut (the "Newtown Property") for $1,265,000. The Company plans to renovate the building and consolidate its four Connecticut facilities in the Newtown Property which will serve as the Company's primary manufacturing facility and corporate headquarters. The Company anticipates that the cost of the improvements to the property will be approximately $1.2 million. The Company intends to move into the Newtown Property by May 1, 1998. Sonics may lease 12,000 square feet in the Newtown Property to an unrelated third party. Although no party has yet been identified, the Company believes it will be able to find a lessee, if it chooses to lease the property because there is minimal competition in Newtown for similar space. The Newtown Property is presently insured against fire and other casualty in an amount the Company believes to be adequate.

         The Newtown Property is encumbered by a first mortgage lien in favor of a bank (the "Bank"), which secures three credit facilities, each dated September 19, 1997: (i) a bridge loan in the original principal amount of $1,600,000 (the "Bridge Loan"); (ii) a revolving line of credit facility in the original principal amount of up to $1,500,000 (the "Line of Credit"); and (iii) a term loan in the original principal amount of $427,000 (the "Term Loan").

         The Bridge Loan bears interest at the Bank's base lending rate plus one-half percent. The principal balance of the Bridge Loan, which at September 25, 1997 was $1,600,000, will mature and be due and payable upon the earliest to occur of (i) the written demand of the Bank, (ii) the consummation of the IRB Loan (as hereafter defined), or (iii) December 31, 1997. Subject to certain terms and conditions, the Bank has agreed to make a tax-exempt industrial development loan (the "IRB Loan") in the aggregate principal amount of up to $2,945,000 to be issued through the Connecticut Development Authority, the proceeds of which will be used to refinance the Bridge Loan, pay any remaining costs of preparing the Newtown Property for Sonics' use and occupancy and for purchasing or manufacturing equipment. Sonics expects to close the IRB Loan on or before December 31, 1997. The principal of the Bridge Loan may be prepaid in whole or in part, without premium or penalty, at any time.

         The Company does not intend to use the proceeds from the Line of Credit or the Term Loan to acquire or improve the Newtown Property. For information about such borrowings, see "Management's Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources."

         The following table lists the Company's offices by location as of September 25, 1997, all of which are leased, and certain other information:


                                              Approximate Total                               Approximate Current
                                               Area Leased in     Expiration Date of Lease      Annual Rent (1)
                                               Square Footage
                                            -------------------   --------------------------- ----------------------
Kenosia Ave., Danbury, Connecticut                    23,000         April 30, 1998                 $156,500
Shelter Rock Road, Danbury, Connecticut               10,000         April 30, 1998                   45,000
Aston, Pennsylvania                                    4,900         September 30, 2002               40,300
Naperville, Illinois                                   2,000         December 31, 1997                14,400
Gland, Switzerland                                     3,000         January 31. 1998 (2)             13,800
Grove City, Ohio(3)                                   13,600         July 26, 2002(2)                 77,900

---------------------------

(1) Includes proportionate cost of utilities, repairs, cleaning, snow removal, taxes and insurance.

(2)   Contains renewal option as listed below:

         Gland Switzerland...........................1 year
         Grove City, Ohio ...........................5 years

(3) Lease is with BPT, Limited, the sole partners of which are the former shareholders and current President and Vice President of Tooltex.

         The Company believes that it has adequate insurance coverage for all of
its  leased  properties.   The  Company  also  leases  certain  automobiles  and
equipment.

Item 3.    Legal Proceedings
           -----------------

         There is no pending or threatened material litigation or proceeding against the Company.

Item 4.    Submission of Matters to a Vote of Security-Holders
           ---------------------------------------------------

         Not applicable.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
           --------------------------------------------------------

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

                                           Stock                                    Warrants
                            -------------------------------------     -------------------------------------
    Quarter Ended                High                  Low                 High                 Low
                            ----------------     ----------------     ----------------    -----------------

March 31, 1996                   11 1/4                6  3/4                5                      3/4

June 30, 1996                    13                   11  7/8                6  5/8              4

September 30, 1996               14 1/2               10 13/16               7  1/4              4  1/4

December 31, 1996                13 1/2                3  3/4                6  1/4                 1/2

March 31, 1997                    8 1/2                4                     2  1/2                11/16

June 30, 1997                     6 1/4                2  7/8                1 11/16                3/8

         The prices presented in the table are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices presented may not reflect actual transactions.

         On September 22, 1997, the closing price of the Common Stock of the Company, as reported by NASDAQ, was $2 3/4 per share, and the closing price of the Warrants, as reported by NASDAQ was $5/8 per Warrant. On September 22, 1996, the Company had 28 stockholders of record and 13 Warrant holders of record. The Company has been informed by its registrar and transfer agent that these are holders in nominee name. The Company believes that the number of beneficial holders is greater.

         The Company intends to follow a policy of retaining any earnings to finance the development and growth of its business. Accordingly, it does not anticipate other payments of cash dividends in the foreseeable future. The payment of dividends, if any, rests within the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements and its overall financial condition.

         In connection with the Company's initial public offering, on June 20, 1996 the Company filed with the Securities and Exchange Commission (the "SEC") a Form SR reporting the use of proceeds from such offering. Additional Forms SR were subsequently filed by the Company. There have been no changes to the information filed in the most recent Form SR.

Item 6.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. All references to full years are to the applicable fiscal year of the Company. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Results of Operations

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

         Net  Sales.  Net  sales  for the year  ended  June 30,  1997  increased
$1,451,000, or 15.5% over the prior year. This is primarily the result of increased sales volume for the vibration welder product line. The Company also experienced increased volume for the ultrasonic welder product line. In March 1997, the Company implemented a slight price increase of between three and five percent in the ultrasonic welder line in March, 1997 and in the liquid processor product line in April, 1997

         Cost of Sales. Cost of sales increased approximately $1,319,000 or 25.9% over the prior year. As a percentage of sales, cost of sales increased from 54.3% to 59.2%. This increase in cost of sales is primarily attributable to increased costs associated with the vibration welder in the first year of production. Initial costs associated with the startup of the vibration welder line caused the cost of these products, as a percentage of their net sales during this period, to be higher than the Company has experienced with other product lines. The Company was not able to pass these increased costs on to the customer. The impact of the vibration welder upon cost of sales was most significant in the fourth quarter. If the Company had not made any sales of vibration welders during the 1997 fiscal year, cost of sales would be only 55.6% of sales, only slightly higher than the prior year.

         Selling Expenses. Selling expenses for the year ended June 30, 1997 increased by approximately $325,000 or 11.5% over fiscal 1996. This increase is primarily attributable to the increase in sales. As a percentage of sales, selling expense decreased slightly from 30.2% in fiscal 1996 to 29.2% in fiscal 1997.

         General and Administrative Expenses. General and administrative expenses for the year ended June 30, 1997 increased by approximately $235,000 or 39.9% from the prior year. This increase can be primarily attributed to increased expenses associated with being a publicly traded company, such as professional fees, investor relations, printing, and directors' and officers' insurance expenses.

         Research and Development Expenses. Research and development expenses increased by approximately $46,000 in fiscal 1997. This represents an increase of approximately 12.5%. The primary factor that contributed to this increase was the planned addition of one research and development engineer, as part of the expansion of research and development efforts.

         Interest Expense. Total interest expense for fiscal 1997 decreased $20,000 or 20.4%. This is, in large part, due to decreased borrowings on the Company's line of credit with its bank. In fiscal 1996, the average daily balance under this line of credit was approximately $661,000, compared to approximately $355,000 in fiscal 1997. In the second quarter of fiscal 1997, the Company reduced borrowings on its line of credit by utilizing a portion of the proceeds from its initial public offering.

         Income Taxes. Income taxes increased by $27,000 or 342.1% due to the Company recording an income tax benefit of $91,000 in fiscal 1996. This tax benefit resulted from the recognition of a Federal deferred tax asset upon conversion of the Company from an S-corporation to a C-corporation due to the completion of the initial public offering. This resulted in an increase in fiscal 1997 that was offset by lower taxes resulting from lower earnings in the current fiscal year.

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

         Net Sales. Net sales for the year ended June 30, 1996 increased $801,000 or 9.3% over the prior year. This is primarily the result of increased sales volume for the liquid processor product line, as well as increased sales volume generated by the Company's ultrasonic bonding product line. In addition, the Company implemented a limited price increase for some of its products during the current fiscal year.

         Cost of Sales. Cost of sales for the period increased from $4,228,000 in fiscal 1995 to $5,092,000 in fiscal 1996. This represents an increase of approximately 20.4%. As a percentage of sales, cost of sales increased from 49.3% in fiscal 1995 to 54.3% in fiscal 1996. A substantial portion of this increase is attributable to increased sales. The remaining increase is primarily attributable to the introduction of two new product lines as well as the introduction of the new generation of ultrasonic welders, in fiscal 1996. Initial costs associated with the startup of the Spin Welder line and the Vibration Welder line caused the cost of these products, as a percentage of their net sales during the start-up period, to be higher than the Company has experienced with other product lines. The Company was not able to pass these increased costs on to the customer. A fluctuation in the sales product mix also contributed to the increase. Since not all products have the same markup due to market considerations, the cost of sales may fluctuate depending on the actual sales mix for the period.

         Selling Expenses. Selling expenses for the year ended June 30, 1996 increased $382,000 or 15.6% over the prior year. A substantial portion of the increase is attributable to increased sales. The primary factor contributing to the remaining portion of the increase is the costs associated with two new product lines, the vibration welder and the spin welder. These costs of approximately $141,000 include the design and printing of product literature, as well as associated personnel expenses. The Company also incurred an additional expense relating to the design and printing of a new brochure for its ultrasonic welders. The increase is also attributable to $56,000 of increased travel expenses, including travel associated with the Company's international sales meeting held in November of 1995, and expenses related to the Company's liaison to the Korean marketplace.

         General and Administrative Expenses. General and administrative expenses for the year ended June 30, 1996 decreased by approximately $87,000 or 12.9% from the prior year. In fiscal 1995, the Company paid its shareholder approximately $160,000 to cover his personal tax liability resulting from the Company's sub-chapter S status. No such payments were made in fiscal year 1996. Offsetting the elimination of the bonus was an increase of approximately $80,000 in professional fees. This increase is primarily attributable to legal fees associated with the litigation related to the Company's dispute with Sonique and Mentor which has been settled.

         Research and Development Expenses. Research and development expenses increased by approximately $23,000 in fiscal 1996. This represents an increase of approximately 6.6%. The increase is primarily attributable to expenses of approximately $46,000 incurred in fiscal year 1996 relating to CE testing of Sonics' existing ultrasonic equipment. CE approval is required for all equipment shipped into countries belonging to the European Community. The increase resulting from the CE testing was partially offset by a decrease in research and development materials.

         Total Operating Expenses. Total operating expenses for fiscal 1996 increased $211,000 or 5.9% over fiscal 1995. This increase is a result of the factors discussed above offset by a one-time charge to compensation expense in fiscal 1995 resulting from the repurchase and cancellation of stock options formerly held by two officers of the Company.

         Interest Expense. Total interest expense for fiscal 1996 increased $87,000 or 680%. This is due to increased borrowings on the Company's line of credit with its bank. In fiscal 1995, the average daily balance under this line of credit was approximately $141,000, compared to approximately $661,000 in fiscal 1996.

         Income Taxes. Income taxes decreased by $53,000 or 117.8% due to the Company recording an income tax benefit of $91,000 for the recognition of Federal deferred tax asset upon conversion of the Company from an S-corporation to a C-corporation due to the completion of the initial public offering. This amount has been offset by an income tax provision of $50,000 based on the income earned by the Company from the date of the offering.

Liquidity and Capital Resources

         As of June 30, 1997, the Company's working capital decreased to $5,942,000 from $6,010,000 at the end of fiscal 1996. This represents a decrease of approximately 1%.

         In fiscal 1997, the Company generated approximately $1,363,000 in proceeds from the sale of certain short term investments. During fiscal 1997, the Company converted a $500,000 demand note payable to the bank to a five year term note payable. It made principal payments of approximately $369,000. The Company used approximately $774,000 in operating activities. An additional $204,000 was invested in new equipment.

         On September 19, 1997, the Company entered into three facilities with a bank (the "Bank"), each of which is secured by a first mortgage lien on the Newtown Property (see "Description of Property"): (i) a Bridge Loan in the original principal amount of $1,600,000; (ii) a Line of Credit in the original principal amount of up to $1,500,000; and (iii) a Term Loan in the original principal amount of $427,000.

         The Bridge Loan bears interest at the Bank's base lending rate plus one-half percent. The principal balance of the Bridge Loan, which at September 25, 1997 was $1,600,000, will mature and be due and payable upon the earliest to occur of (i) the written demand of the Bank, (ii) the consummation of the IRB Loan, or (iii) December 31, 1997. Subject to certain terms and conditions, the Bank has agreed to make an IRB Loan in the aggregate principal amount of up to $2,945,000 to be issued through the Connecticut Development Authority, the proceeds of which will be used to refinance the Bridge Loan, pay any remaining costs of preparing the Newtown Property for Sonics' use and occupancy and for purchasing or manufacturing equipment. Sonics expect to close the IRB Loan on or before December 31, 1997. The principal of the Bridge Loan may be prepaid in whole or in part, without premium or penalty, at any time.

         The Line of Credit is used by the Company for working capital. The Line of Credit bears interest, at Sonics' option, at the Bank's base lending rate or LIBOR plus 2.5%. Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at September 25, 1997 was $992,000, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit have been used to repay a line of credit with another bank in the amount of $1,005,101. The line of credit with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The principal of the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. In the event of the prepayment of any portion of the Line of Credit during any period in which the Line of Credit bears interest at a LIBOR rate, Sonics will be obligated to pay the Bank a breakage fee relating to the LIBOR interest component. The Line of Credit is also secured by all of the Company's assets.

         The proceeds of the Term Loan were used to pay in full a term loan with another bank with interest and principal totaling $427,000. The term loan with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The current outstanding principal amount of the Term Loan is $427,000, which bears interest, at Sonics' option, at the Bank's base lending rate or LIBOR plus 2.5%. The principal of the Term Loan must be paid in 36 equal monthly installments of $11,861.11, commencing on November 1, 1997, and the entire remaining principal balance will mature and be due and payable on October 1, 2000. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above. The Term Loan is also secured by all of the Company's assets.

Impact  of Inflation

         The Company does not believe that inflation significantly affected its results of operations for the 1997 fiscal year.

Item 7.    Financial Statements
           --------------------

         The response to this item is submitted in this report under the heading "Financial Statements" and is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
           ---------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------------------

         Information required by this Item 9 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of Sonics' fiscal year ended June 30, 1997, or October 28, 1997, relating to its 1997 Annual Meeting of Stockholders.

Item 10.   Executive Compensation
           ----------------------

         Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 1997, or October 28, 1997, relating to its 1997 Annual Meeting of Stockholders.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

         Information required by this Item 11 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 1997, or October 28, 1997, relating to its 1997 Annual Meeting of Stockholders.

Item 12.   Certain Relationships and Related Transactions
           ----------------------------------------------

         Information required by this Item 12 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 1997, or October 28, 1997, relating to its 1997 Annual Meeting of Stockholders.

Item 13.   Exhibits and Reports on Form 8-K
           --------------------------------

(a)   Exhibits.
         3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).
         3(ii) Amended By-laws of the Registrant (incorporated by reference from Exhibit 3.2 of Registration
                    Statement No. 33-96414).
         10(i) Form of Employment Agreement between the Registrant and Robert S. Soloff (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-96414).
         10(ii) 1995 Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference from
                    Exhibit 10.3 of Registration Statement No. 33-96414).
         10(iii) Original Office Lease and Amendments between the Registrant and Nicholas R. DiNapoli, Jr. DBA DiNapoli Holding Co. (Danbury, CT) (incorporated by reference from Exhibit 10.4 of Registration Statement No.
                    33-96414).
         10(iv) Lease between Registrant and Aston Investment Associates (Aston, PA) (incorporated by reference from Exhibit 10.5 of Registration Statement No. 33-96414).
         10(v) Amended lease between Registrant and Robert Lenert (Naperville, IL) (incorporated by reference from Exhibit 10.6 of Amendment No. 4 to Registration Statement No. 33-96414).
         10(vi) Lease between Registrant and Janine Berger (Gland, Switzerland) (incorporated by reference from
                    Exhibit 10.7 of Registration Statement No. 33-96414).
         10(vii) Form of Sales Representation Agreement (incorporated by reference from Exhibit 10.8 of Registration
                    Statement No. 33-96414).
         10(viii) Form of Sales Distribution Agreement (incorporated by reference from Exhibit 10.9 of Registration
                    Statement No. 33-96414).
         10(ix) Consulting Agreement dated October 17, 1995 between the Registrant and Alan Broadwin (incorporated by reference from Exhibit 10.10 of Amendment No. 3 of Registration Statement No. 33-96414).
         10(x) Agreement and Plan of Merger, dated as of July 25, 1997, among the Registrant, SM Sub, Inc., Tooltex, Inc., and the persons designated as the shareholders thereon (excluding schedules and annexes). A list of omitted schedules and annexes appears on pages iv and v of the Agreement and Plan of Merger. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule and annex to the Commission upon request. (incorporated by reference from Exhibit 2(a) of the Registrant's Form 8-K dated July 25,
                    1997).
         10(xi) Agreement of Merger, dated as of July 25, 1997, among the Registrant, SM Sub, Inc. and Tooltex, Inc.
                    (incorporated by reference from Exhibit 2(b) of the Registrant's Form 8-K dated July 25, 1997).
         10(xii) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant
                    (filed herewith).

         10(xiii)   Term Loan Note of  Registrant,  dated  September  19,  1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (filed herewith).
         10(xiv)    Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (filed herewith).
         10(xv)     Bridge Loan Note of Registrant, dated September 19, 1997,
                    payable to the order of Brown Brothers
                    Harriman & Co. in the original principal amount of
                    $1,600,000 (filed herewith).
         10(xvi)    Open-End Mortgage Deed from Registrant to Brown Brothers
                    Harriman & Co. dated September 19, 1997
                    (filed herewith).
         10(xvii)   General Security Agreement from Registrant to Brown Brothers
                    Harriman & Co. dated September 19, 1997
                    (filed herewith).
         21         Subsidiaries of the Registrant (filed herewith).
         27         Financial Data Schedule (filed herewith).

 (b) The Company filed a Form 8-K on April 30, 1997, reporting the issuance of a press release that announced the execution of a letter of intent with respect to the acquisition of Tooltex.

                              INDEX TO FINANCIAL STATEMENTS


                                                                    Page


Report of Independent Certified Public Accountants                   F-2


Financial Statements

     Balance Sheets                                                  F-3

     Statements of Income                                            F-4

     Statement of Stockholders' Equity                               F-5

     Statements of Cash Flows                                        F-6

     Notes to Financial Statements                                   F-7 - F-23

                      REPORT OF INDEPENDENT CERTIFIED
                             PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
    Sonics & Materials, Inc.


We have audited the accompanying balance sheets of Sonics & Materials, Inc. as of June 30, 1996 and 1997, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. as of June 30, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP

/s/GRANT THORNTON LLP

New York, New York
August 28, 1997


                            Sonics & Materials, Inc.

                                 BALANCE SHEETS

                                    June 30,


                                        ASSETS                                               1996                 1997
                                                                                          -----------          -------

  CURRENT ASSETS
    Cash and cash equivalents                                                            $     73,129          $   271,593
    Short-term investments                                                                  3,028,032            1,665,470
    Accounts receivable, net of allowance for doubtful
      accounts of $45,000 in 1996 and 1997                                                  1,953,941            1,854,118
    Inventories                                                                             3,248,782            3,718,250
    Prepaid income taxes                                                                       30,465              150,061
    Deferred income taxes                                                                      80,000               80,000
    Other current assets                                                                      111,327              137,562
                                                                                         ------------           ----------

         Total current assets                                                               8,525,676            7,877,054

  PROPERTY AND EQUIPMENT - NET                                                                301,706              364,354

  OTHER ASSETS - NET                                                                          353,124              917,709
                                                                                           ----------           ----------

                                                                                           $9,180,506           $9,159,117
                                                                                            =========            =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Notes payable                                                                        $   832,813          $   500,000
     Demand note payable                                                                      500,000
     Current maturities of long-term debt                                                                          116,600
     Accounts payable                                                                         767,620              804,653
     Commissions payable                                                                      160,081              235,203
     Other accrued expenses and sundry liabilities                                            254,677              278,310
                                                                                           ----------           ----------

         Total current liabilities                                                          2,515,191            1,934,766

  LONG-TERM DEBT                                                                                                   406,911

  COMMITMENTS

  STOCKHOLDERS' EQUITY
    Common  stock - par value  $.03 per share;  authorized,  10,000,000  shares;
      issued and outstanding, 3,500,100 shares at June 30, 1996
      and 3,520,100 at June 30, 1997                                                          105,003              105,603
    Additional paid-in capital                                                              6,417,126            6,539,597
    Retained earnings                                                                         143,186              172,240
                                                                                           ----------           ----------

                                                                                            6,665,315            6,817,440
                                                                                            ---------            ---------

                                                                                           $9,180,506           $9,159,117
                                                                                            =========            =========


The accompanying notes are an integral part of these statements.


                            Sonics & Materials, Inc.

                              STATEMENTS OF INCOME

                               Year ended June 30,

                                                                                         1996                  1997
                                                                                     -------------        ---------


  Net sales                                                                             $9,376,170           $10,827,525
  Cost of sales                                                                          5,091,789             6,410,584
                                                                                         ---------           -----------

         Gross profit                                                                    4,284,381             4,416,941

  Operating expenses
    Selling                                                                              2,832,251             3,157,193
    General and administrative                                                             588,923               823,767
    Research and development                                                               372,087               418,465
                                                                                        ----------            ----------

         Total operating expenses                                                        3,793,261             4,399,425

  Other income (expense)
    Interest expense                                                                      (100,011)              (79,565)
    Other                                                                                   45,201               110,471
                                                                                       -----------          ------------
                                                                                           (54,810)               30,906
         Income before income taxes                                                        436,310                48,422
  Provision for income taxes                                                                (8,000)               19,368
                                                                                      ------------         -------------

          NET INCOME                                                                   $   444,310        $       29,054
                                                                                        ==========         =============

  Pro forma data
    Historical income before taxes                                                     $   436,310

    Provision for income taxes                                                             174,524

          NET INCOME                                                                   $   261,786
                                                                                        ==========

  Primary income per share
    Net income per share                                                                      $.09                  $.01
                                                                                               ===                   ===
    Weighted average common shares outstanding                                           3,409,303             4,247,104
  Fully diluted income per share
    Net income per share                                                                      $.08                  $.01
                                                                                               ===                   ===
    Weighted average common shares outstanding                                           3,440,770             4,247,104





The accompanying notes are an integral part of these statements.



                            Sonics & Materials, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended June 30, 1996 and 1997





                                                   Common stock               Additional
                                                               Par            paid-in        Retained         Stockholders'
                                            Shares            value            capital       earnings           equity

  Balance - June 30, 1995                  1,350,000       $  40,500        $   139,237     $ 2,704,030         $2,883,767

  1.85-for-1 stock split                   1,150,000          34,500            (34,500)
  Distribution to stockholder                                                                  (495,730)          (495,730)
  Capital contribution from
    S-corporation earnings                                                    2,509,424      (2,509,424)
  Issuance of common stock                 1,000,100          30,003          3,802,965                          3,832,968
  Net income                                                                                    444,310            444,310
                                         ---------------  -------------   ---------------   -----------         ----------


  Balance - June 30, 1996                  3,500,100         105,003          6,417,126         143,186          6,665,315

  Exercise of warrants for stock              20,000             600             97,471                             98,071
  Exercise of options for
    warrants                                                                     25,000                             25,000
  Net income                                                                                     29,054             29,054
                                         ---------------  -------------   ---------------  ------------        -----------


  Balance - June 30, 1997                  3,520,100        $105,603         $6,539,597    $    172,240         $6,817,440
                                           =========         =======          =========     ===========          =========



















           The accompanying notes are an integral part of these statements.



                                 Sonics & Materials, Inc.

                                STATEMENTS OF CASH FLOWS

                                     Year ended June 30,
                                                                                             1996                 1997
                                                                                          -----------          -------

  Cash flows from operating activities
    Net income                                                                           $    444,310         $     29,054
    Adjustments to reconcile net income to net cash used in
      operating activities
        Depreciation of equipment and leasehold improvements                                  236,105              141,308
        Deferred income taxes                                                                 (80,000)
        Gain on sale of equipment                                                              (2,500)
        Increase (decrease) in cash flows from changes in
          operating assets and liabilities
             Accounts receivable                                                               (3,983)              99,823
             Inventory                                                                     (1,190,475)            (469,468)
             Prepaid income taxes                                                             (30,465)            (119,596)
             Other assets                                                                     (43,901)            (590,820)
             Accounts payable and accrued liabilities                                         244,354              135,788
                                                                                          -----------           ----------
         Net cash used in operating activities                                               (426,555)            (773,911)
                                                                                          -----------           ----------
  Cash flows from investing activities
    Capital expenditures on equipment and leasehold
      improvements                                                                           (149,512)            (125,632)
    Proceeds from sale of equipment                                                             2,500
    Short-term investments                                                                 (3,028,032)           1,362,562
                                                                                           ----------            ---------
         Net cash (used in) provided by investing activities                               (3,175,044)           1,236,930
                                                                                           ----------            ---------
  Cash flows from financing activities
    Distribution to stockholder                                                              (495,730)
    Payment of capital lease obligation                                                                            (18,504)
    Proceeds from note payable, net                                                           150,000              130,878
    Payment of demand note payable                                                                                (500,000)
    Proceeds from issuance of options and warrants                                          3,832,968              123,071
                                                                                           ----------           ----------
         Net cash provided by (used in) financing activities                                3,487,238             (264,555)
                                                                                           ----------           ----------
         NET (DECREASE) INCREASE IN CASH
             AND CASH EQUIVALENTS                                                            (114,361)             198,464
  Cash and cash equivalents at beginning of year                                              187,490               73,129
                                                                                          -----------          -----------
  Cash and cash equivalents at end of year                                              $      73,129          $   271,593
                                                                                         ============           ==========
  Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                                                          $      94,000          $   122,000
                                                                                         ============           ==========
      Income taxes                                                                       $    150,000          $   149,000
                                                                                          ===========           ==========

For the year ended June 30, 1997, a capital lease obligation of $78,324 was incurred when the Company entered into a lease for new equipment.

The accompanying notes are an integral part of these statements.


                            Sonics & Materials, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 1996 and 1997



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

         On February 26, 1996, the Company's S Corporation status terminated with the completion of the Offering as described in Note J. Upon termination of its S Corporation status, the Company

                                 Sonics & Materials, Inc.

                                 June 30, 1996 and 1997



NOTE B (continued)

         uses the liability method for both Federal and state income tax purposes. The effect of the change in status is reflected in income from continuing operations. Such change in status resulted in an increase in deferred tax assets at February 26, 1996 by approximately $91,000 and earnings by the same amount.

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

         At June 30, 1996 and 1997, the major components of other assets were:

                                                                                          June 30,                June 30,
                                                                                          1996                    1997

            Demonstration equipment - net of accumulated
                depreciation of $196,973 and $242,525 for
                1996 and 1997, respectively                                                $270,863               $338,024
            Other accounts receivable                                                                              254,185
            Security deposits                                                                                      142,298
            Other                                                                            82,261                183,202
                                                                                           --------                -------


                                                                                           $353,124               $917,709
                                                                                            =======                =======

                              Sonics & Materials, Inc.

                               June 30, 1996 and 1997



NOTE B (continued)

     7.  Other Accrued Expenses and Sundry Liabilities

         At June 30, 1996 and 1997, the major components of other accrued expenses and sundry liabilities were:

                                                                                         June 30,               June 30,
                                                                                           1996                   1997

            Accrued Compensation                                                           $135,597               $143,975
            Professional fees                                                                43,088                 63,637
            Other                                                                            75,992                 70,698
                                                                                           --------               --------

                                                                                           $254,677               $278,310
                                                                                            =======                =======

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

     9.  Fair Value of Financial Instruments

         Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt approximates the carrying value. Furthermore, the carrying values of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximate fair value.

    10.  Net Income Per Share

         Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the

                          Sonics & Materials, Inc.

                            June 30, 1996 and 1997



NOTE B (continued)

         modified treasury stock method in fiscal 1996 and the treasury stock method in fiscal 1997 (see Note P). The modified treasury stock method limits the assumed purchase of treasury shares to 20% of the outstanding common shares.

         In connection with the initial public offering (see Note J), the Company paid down $670,000 of outstanding debt. If this transaction had occurred as of July 1, 1995, the net income per share would have been the same as the reported net income per share for the year ended June 30, 1996.

    11.  Advertising Costs

         All costs related to advertising are expensed in the period incurred. Advertising costs were approximately $220,000 and $217,000 for the years ended June 30, 1996 and 1997, respectively.


NOTE C - SHORT-TERM INVESTMENT

     The Company has a short-term investment comprised of a U.S. Government agency issue. This investment is classified as available-for-sale and is reported at fair value on the Company's balance sheet. Quoted market prices have been used in determining the fair value of this investment.


NOTE D - INVENTORIES

     Inventories consist of the following:

                                                                                        June 30,                June 30,
                                                                                          1996                    1997

         Raw materials                                                                   $   975,332            $   956,073
         Work-in-process                                                                   1,501,716              1,909,256
         Finished goods                                                                      771,734                852,921
                                                                                          ----------             ----------

                                                                                          $3,248,782             $3,718,250
                                                                                           =========              =========

                            Sonics & Materials, Inc.

                             June 30, 1996 and 1997



NOTE E - PROPERTY AND EQUIPMENT

     A summary of equipment and leasehold improvements follows:
                                                                                        June 30,                June 30,
                                                                                          1996                    1997

         Trade show booth                                                              $     50,494           $     50,494
         Machinery and equipment                                                            586,063                675,409
         Tooling                                                                            103,762                105,453
         Office furniture and equipment                                                     143,235                152,830
         Leasehold improvements                                                             174,081                186,851
         Automobiles                                                                         32,408                 32,408
         Data processing equipment                                                          365,240                455,794
                                                                                         ----------             ----------

                                                                                          1,455,283              1,659,239
         Less accumulated depreciation                                                    1,153,577              1,294,885
                                                                                          ---------              ---------

                                                                                        $   301,706            $   364,354
                                                                                         ==========             ==========


NOTE F - NOTES PAYABLE

     a.  Bank Line of Credit

         The loan agreement with the Village Bank & Trust Company provides for a $1,000,000 collateralized line of credit at one half percent (1/2%) above the prime rate (9% at June 30, 1997). The agreement ends on March 5, 1999. Notes payable under the loan agreement are collateralized by a security interest in all of the Company's tangible and intangible assets. The Company must also meet certain covenants to comply with the loan agreement, the most important of which are: (a) the Company must maintain its stockholders' equity at a sum at least equal to 75% of the outstanding principal balance of the note, and (b) the President/shareholder must be continuously and actively engaged in the Company business.

                              Sonics & Materials, Inc.

                               June 30, 1996 and 1997



NOTE F (continued)

     b.  Note Payable to President/Shareholder

         In connection with the initial public offering (see Note J), the Company paid $45,730 in cash and issued a $450,000 noninterest-bearing note payable to the President and major shareholder as a dividend for the amount of taxes due by him personally for the earnings of the Company from January 1, 1995 through February 26, 1996, a period through which the Company was an S Corporation (see Note B-3). As of June 30, 1996, a balance of $32,813 was due. The amount was paid in full during the year ended June 30, 1997.


NOTE G - LONG-TERM DEBT

     a.  Term Loan

         On December 3, 1996, the Company entered into a $500,000 term loan agreement with Village Bank & Trust Company at one-half percent (1/2%) above the prime rate (9% at June 30, 1997). The loan is unsecured and is due in equal annual installments through December 3, 2001.

     b.  Capital Lease Obligations

         During the year ended June 30, 1997, the Company entered into two five-year lease agreements for new equipment.

         The aggregate maturities of long-term debt are as follows:

                             Year ending June 30,
                                  1998                                                 $116,600
                                  1999                                                  118,384
                                  2000                                                  117,930
                                  2001                                                  112,266
                                  2002                                                   58,331
                                                                                       --------

                                                                                       $523,511

                          Sonics & Materials, Inc.

                           June 30, 1996 and 1997



NOTE H - DEMAND NOTE PAYABLE

     The Company had a demand note payable from Village Bank & Trust Company bearing interest at one-half percent (1/2%) above the prime rate (8.25% at June 30, 1996). The note was converted to a long-term note in December 1996 (see Note G).


NOTE I - COMMITMENTS

     Leases

     The  Company  leases  certain   facilities  and  automobiles   under  lease
     agreements that are classified as operating leases and expire in various years through 2002.

     The following is a schedule of future minimum lease payments for operating leases as of June 30, 1997:

                             Year ending June 30,
                                  1998                                                 $194,700
                                  1999                                                   32,800
                                  2000                                                   33,800
                                  2001                                                   35,000
                                  2002                                                   36,200
                                  Subsequent to 2002                                      9,100
                                                                                      ---------

                                                                                       $341,600

     Rental expense for operating leases totaled approximately $229,000 and $279,000 for the years ended June 30, 1996 and 1997, respectively.


NOTE J - STOCKHOLDERS' EQUITY

     1.  Initial Public Offering

         On February 26, 1996, the Company successfully completed an initial public offering of 1,000,100 shares of common stock of the Company at an initial offering price of $5.00 per share, and 1,725,000 warrants to purchase 1,725,000 shares of common stock at an exercise price of

                          Sonics & Materials, Inc.

                           June 30, 1996 and 1997


NOTE J (continued)

         $6.00 per share with an offering price of $.15 per warrant. The proceeds from the offering were approximately $3,833,000, net of $1,426,000 of costs associated with the offering. For the year ended June 30, 1997, 20,000 warrants were exercised.

         In connection with the offering, the Company granted to the underwriter an option to purchase 100,000 shares of common stock at an exercise price of $8.25 per share and an option to purchase 100,000 warrants to purchase 100,000 shares of common stock at an exercise price of $6.00 at a price of $.25 per warrant over a period of four years commencing on February 26, 1997. On March 20, 1997, the underwriter exercised its option to purchase the 100,000 warrants. Proceeds to the Company totaled $25,000.

         At June 30, 1997, a total of 1,805,000 warrants at an exercise price of $6.00 were issued and outstanding.

     2.  Stock Splits

         In February 1996, the Company's Board of Directors approved a 1.85-for-1 split of the Company's common stock. A total of 1,150,000 shares of common stock were issued in connection with the split. The stated par value of each share remained at $.03. A total of $34,500 was reclassified from the Company's additional paid-in capital account to the Company's common stock account.

         All share and per share amounts in the financial statements have been restated to retroactively reflect the above stock split.

     3.  Distribution to Stockholder

         During the period from July 1, 1995, through the termination of the S Corporation status, the Company distributed approximately $496,000, including an adjustable note payable to the stockholder of $450,000, to cover estimated taxes on S Corporation income (see Note F).

                              Sonics & Materials, Inc.

                               June 30, 1996 and 1997



NOTE J (continued)

     4.  Capital Contribution

         As of February 26, 1996, undistributed S Corporation retained earnings of approximately $2,509,000 have been reclassified as additional paid-in capital as if the earnings had been distributed to the stockholder and then contributed to the Company.

     5.  Employee Stock Options

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

              On February 11, 1996, the Board of Directors approved a plan to grant options for 80,000 shares of common stock of the Company at the initial offering price of $5.00 per share. These options will expire on February 11, 2001. Subsequently, the approval to grant options to acquire 10,500 shares of the common stock was rescinded by the Board of Directors. On May 5, 1997, 2,000 options were granted at an exercise price of $3.50 per share, which will expire on May 5, 2002. As of June 30, 1997, options to purchase 71,500 shares of common stock were granted to 26 officers, directors and key employees of the Company.

                           Sonics & Materials, Inc.

                           June 30, 1996 and 1997


NOTE J (continued)

         b.   Nonqualified Stock Options

              The Company has also granted a nonqualified stock option for 10,976 shares of common stock to an officer at an option price of $.31 per share. In January 1994, the Company granted a nonqualified stock option for 274,390 shares of common stock to an officer at an option price of $1.03 per share. These options expire on January 1, 2004.


         c.    Summary Information

              The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for the stock options awards in fiscal 1996 consistent with the provisions of SFAS No. 123, the Company's net income would have been decreased by approximately $10,000 and earnings per share would have remained unchanged. In fiscal 1997, net income would have decreased by approximately $29,000 and earnings per share would have been reduced by $.01 per share. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

              The weighted average fair value at date of grant for options granted was $1.41 per option. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                             Expected stock price volatility                        17%
                             Expected life of options                               5 years
                             Risk-free interest rate                                5.55%
                             Expected dividend yield                                0%

                           Sonics & Materials, Inc.

                            June 30, 1996 and 1997



NOTE J (continued)

              For the two years ended June 30, 1997, employee option activity was as follows:

                                                              Incentive options                  Nonqualified options
                                                                           Weighted-                            Weighted-
                                                                            average                              average
                                                          Number           exercise            Number           exercise
                                                         of shares           price            of shares           price

                 Outstanding at June 30, 1995
                     Granted                               69,500           $5.00               285,366           $1.00
                     Exercised
                     Canceled

                 Outstanding at June 30,
                     1996                                  69,500           $5.00               285,366           $1.00
                                                           ======                               =======

                     Granted                                2,000           $3.50
                     Exercised
                     Canceled

                 Outstanding at June 30,
                     1997                                  71,500           $4.96               285,366           $1.00
                                                           ======                               =======

              The following table summarizes information about stock options outstanding at June 30, 1997:

                                    Weighted-
                                                          average           Weighted-                            Weighted-
                                                         remaining           average                              average
                     Range of            Number         contractual         exercise          Number             exercise
                  exercise prices      outstanding         life               price         exercisable            price

                      $0.31              10,976         6.5 years            $0.31            10,976             $0.31
                       1.03             274,390         6.5 years             1.03           274,390              1.03
                    3.50 - 5.00          71,500         3.7 years             4.96            21,667              5.00
                                       --------                                             --------

                                        356,866                                              307,033
                                        =======                                              =======

                             Sonics & Materials, Inc.

                             June 30, 1996 and 1997

NOTE K - 401(k) AND PROFIT SHARING PLANS

     The Company has a 401(k) plan for eligible employees. The 401(k) plan provides for eligible employees to elect to contribute to the plan up to 15% of their annual compensation. In addition, the 401(k) plan provides for the Company to make additional contributions at its discretion up to 4% of the participant's annual compensation. Expenses under the 401(k) plan were approximately $21,000 and $30,000 for the years ended June 30, 1996 and 1997, respectively.

     The Company also has a nonqualified profit sharing plan. Under this plan, the Company distributes to eligible employees 10% of its pretax profits, based on a three-month moving average. Expenses under the profit sharing plan were approximately $65,000 and $42,000 for the years ended June 30, 1996 and 1997, respectively.


NOTE L - CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Credit risk on receivables is minimized as a result of the diverse nature of the Company's worldwide customer base. The Company generally requires no collateral from its customers.

     Net sales by geographic area for the periods ended are as follows:

                                                                                             Year ended June 30,
                                                                                         1996                  1997

          United States                                                                 $6,320,000           $  6,826,000
          Europe                                                                         1,376,000              1,408,000
          Asia/Pacific Rim                                                                 967,000              1,869,000
          Canada and Mexico                                                                396,000                509,000
          Other                                                                            317,000                216,000
                                                                                        ----------           ------------

                                                                                        $9,376,000            $10,828,000
                                                                                         =========             ==========

                          Sonics & Materials, Inc.

                           June 30, 1996 and 1997



NOTE M - INCOME TAXES

     Prior to the completion of the initial public offering, the Company had, since 1989, elected to be treated as an S Corporation for Federal income tax reporting purposes. An S Corporation is generally treated like a partnership, and is exempt from Federal income taxes with certain exceptions. The S Corporation stockholder reported his pro rata share of corporate taxable income or loss on his individual income tax returns. A provision for state income taxes was made for those states not recognizing S Corporation status. The Company's S Corporation status terminated with the completion of the initial public offering described in Note J-1.

     Subsequent to the initial public offering, the Company accounts for income taxes using the liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     The components of the provision for taxes on income are as follows:

                                                                                              Year ended June 30,
                                                                                          1996                  1997

          U.S. Federal
              Current tax provision                                                       $ 50,000               $16,463
              Deferred tax benefit                                                         (68,000)
                                                                                           -------                ------

                                                                                           (18,000)               16,463
                                                                                           -------                ------

          State
              Current tax provision                                                         22,000                 2,905
              Deferred tax benefit                                                         (12,000)
                                                                                           -------                ------

                                                                                            10,000                 2,905
                                                                                           -------               -------

          Total income tax provision (benefit)                                           $  (8,000)              $19,368
                                                                                          ========                ======

                               Sonics & Materials, Inc.

                                June 30, 1996 and 1997



NOTE M (continued)

     The tax effect of temporary differences which give rise to deferred tax assets and liabilities at June 30, 1996 and 1997 are as follows:

                                                                                          1996                  1997
                                                                                       -----------           -------

          Accrued expenses                                                                 $22,000              $22,000
          Allowance for doubtful accounts                                                   17,000               17,000
          Inventory                                                                         41,000               41,000
                                                                                            ------               ------

          Net deferred tax asset                                                           $80,000              $80,000
                                                                                            ======               ======


     The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                             Year ended June 30,
                                                                1996                                   1997
                                                                       Percent of                               Percent of
                                                      Amount             income              Amount               income

        Provision for Federal income
           taxes at the statutory rate                $148,000             34.0%             $16,000                34.0%
        State and local taxes, net of
           Federal income tax benefit                   15,000              3.4                2,000                 4.0
        Tax effect of S Corporation
           earnings during the year                    (99,000)           (22.8)
        Deferred tax benefit from
           the effect of conversion to
           C Corporation status                        (91,000)           (20.9)
        Nondeductible expenses                           7,000              1.6
        Other                                           12,000              2.8                1,368                 2.0
                                                      --------           ------              -------               -----

        Actual provision (benefit) for
           income taxes                             $   (8,000)            (1.9)%            $19,368                40.0%
                                                     =========           ======               ======                ====

                               Sonics & Materials, Inc.

                                 June 30, 1996 and 1997



NOTE N - EMPLOYMENT AGREEMENT

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


NOTE O - RELATED PARTY TRANSACTIONS

     The Company paid $73,959 to a member of the Board of Directors for consulting services during the year ended June 30, 1997.


NOTE P - PRO FORMA INFORMATION

     a.  Pro Forma Income Taxes

         As discussed in Note B-3, the Company elected to be taxed as an S Corporation pursuant to the Internal Revenue Code. In connection with the Offering, the Company terminated its S election and became subject to Federal and additional state and local income tax. The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state and local income taxes for the year ended June 30, 1996.

         The pro forma income tax provision has been prepared in accordance with SFAS No. 109. The pro forma provision for income taxes for the year ended June 30, 1996 after giving effect to the Federal statutory rate of 34% and state and local taxes, a net effective rate of 6%, consists of the following:

                             Sonics & Materials, Inc.

                             June 30, 1996 and 1997



NOTE P (continued)

            Federal                                              $135,256
            State and local                                        39,268
                                                                 --------
                                                                 $174,524
                                                                 ========
     b.  Pro Forma Net Income

         Represents the historical amounts after the pro forma adjustment discussed above.

     c.  Pro Forma Net Income Per Share

         Represents net income per share including the weighted average number of shares outstanding immediately prior to the closing of the offering, after giving effect to a stock split of 1.85-for-1 and shares issued in the Offering (see Note J). The calculations also reflect the dilutive effect of shares issuable for common stock equivalents.


NOTE Q - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING
                  PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard would be basic earnings per share of $.09 and $.01 and diluted earnings per share of $.08 and $.01 for the years ended June 30, 1996 and 1997, respectively.

                            Sonics & Materials, Inc.

                             June 30, 1996 and 1997



NOTE R - SUBSEQUENT EVENT

     On July 25, 1997, the Company acquired, through a newly formed wholly-owned subsidiary, 100% of the stock of Tooltex, Inc. ("Tooltex"). Tooltex is a manufacturer of automated systems used in the plastics industry. The shareholders received, in exchange for 100% of the stock of Tooltex, (i) an aggregate of 70,000 shares of the Company's common stock, par value of $.03 per share, (ii) $70,000 and (iii) options to purchase 10,000 shares of the Company's common stock. For the year ended June 30, 1997, the Company had sales to Tooltex of approximately $83,000 and at June 30, 1997 a receivable balance of approximately $254,000 from Tooltex. Unaudited financial information of Tooltex at June 30, 1997 and for the year then ended is as follows:

                  Total Assets            $   726,000
                   Revenues                 1,944,000
                   Net Loss                   321,000

                              SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 25, 1997


                            SONICS & MATERIALS, INC.



                            By:   /s/ ROBERT S. SOLOFF
                                  --------------------
                                  Robert S. Soloff
                                  Chairman and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                  Title                                Date


       /s/ ROBERT S. SOLOFF            Chairman, President, Treasurer, Chief       September 25, 1997
 ....................................
        (Robert S. Soloff)                Executive and Chief Financial Officer


       /s/ LAUREN H. SOLOFF            Secretary and Director                      September 25, 1997
 ....................................
        (Lauren H. Soloff)


        /s/ CAROLE. SOLOFF             Director                                    September 25, 1997
 ....................................
          (Carole Soloff)


       /s/ JACK T. TYRANSKY            Director                                    September 25, 1997
 ....................................
        (Jack T. Tyransky)


         /s/ ALAN BROADWIN             Director                                    September 25, 1997
 ....................................
          (Alan Broadwin)


       /s/ STEPHEN DRESCHER            Director                                    September 25, 1997
 ....................................
        (Stephen Drescher)

    /s/ CHRISTOPHER S. ANDRADE         Accounting Manager                          September 25, 1997
 ....................................
     (Christopher S. Andrade)             Principal Accounting Officer




                                  Exhibit Index

Exhibit                                                                               Location of Exhibit in
No.                         Description                                            Sequential Numbering System
___                         ___________                                            ___________________________
3(i)      Certificate of Incorporation of the Registrant, as amended.      Previously filed as Exhibit 3.1 of Amendment
                                                                           No. 3 to Registration Statement No. 33-96414
3(ii)     Amended By-laws of the Registrant.                               Previously filed Exhibit 3.2 of Registration
                                                                           Statement No. 33-96414
10(i)     Form of Employment Agreement between the Registrant and          Previously filed Exhibit 10.1 of Registration
          Robert S. Soloff.                                                Statement No. 33-96414
10(ii)    1995 Incentive Stock Option Plan and form of Stock Option        Previously filed as Exhibit 10.3 of
          Agreement.                                                       Registration Statement No. 33-96414
10(iii)   Original Office Lease and Amendments between the Registrant      Previously filed as Exhibit 10.4 of
          and Nicholas R. DiNapoli, Jr. DBA DiNapoli Holding Co.           Registration Statement No. 33-96414
          (Danbury, CT).
10(iv)    Lease between Registrant and Aston Investment Associates         Previously filed as Exhibit 10.5 of
          (Aston, PA).                                                     Registration Statement No. 33-96414
10(v)     Amended lease between Registrant and Robert Lenert               Previously filed as Exhibit 10.6 of Amendment
          (Naperville, IL).                                                No. 4 to Registration Statement No. 33-96414
10(vi)    Lease between Registrant and Janine Berger (Gland,               Previously filed as Exhibit 10.7 of
          Switzerland).                                                    Registration Statement No. 33-96414
10(vii)   Form of Sales Representation Agreement.                          Previously filed as Exhibit 10.8 of
                                                                           Registration Statement No. 33-96414
10(viii)  Form of Sales Distribution Agreement.                            Previously filed as Exhibit 10.9 of
                                                                           Registration Statement No. 33-96414
10(ix)    Consulting Agreement dated October 17, 1995 between the          Previously filed as Exhibit 10.10 of Amendment
          Registrant and Alan Broadwin.                                    No. 3 of Registration Statement No. 33-96414
10(x)     Agreement and Plan of Merger, dated as of July 25, 1997,         Previously filed as Exhibit 2(a) of
          among the Registrant, SM Sub, Inc., Tooltex, Inc., and the       Registrant's Form 8-K dated July 25, 1997
          persons designated as the shareholders thereon (excluding
          schedules and annexes).  A list of omitted schedules and
          annexes appears on pages iv and v of the Agreement and Plan of Merger.  The Registrant hereby undertakes to furnish
          supplementally a copy of any omitted schedule and annex to the Commission upon request. .
10(xi)    Agreement of Merger, dated as of July 25, 1997, among the        Previously filed as Exhibit 2(b) of the
          Registrant, SM Sub, Inc. and Tooltex, Inc.                       Registrant's Form 8-K dated July 25, 1997).
10(xii)   Credit Agreement, dated September 19, 1997, between Brown        Filed Herewith
          Brothers Harriman & Co. and Registrant
10(xiii)  Term)Loan Note of Registrant, dated September 19, 1997,          Filed Herewith
          payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000.
10(xiv)   Line of Credit Note of Registrant,  dated September 19, 1997,    Filed Herewith
          payable  to the  order of  Brown  Brothers  Harriman  & Co.
          in the  original principal amount of $1,500,000.
10(xv)    Bridge Loan Note of Registrant, dated September 19, 1997,        Filed Herewith
          payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,600,000.
10(xvi)   Open-End Mortgage Deed from Registrant to Brown Brothers         Filed Herewith
          Harriman & Co. dated September 19, 1997.
10(xvii)  General Security Agreement from Registrant to Brown Brothers     Filed Herewith
          Harriman & Co. dated September 19, 1997.

21        Subsidiaries of the Registrant (filed herewith).                 Filed Herewith
27        Financial Data Schedule.                                         Filed Herewith
