Form 10QSB
period 1997-09-30
SONICS & MATERIALS INC
filed 1997-11-14
CIK 1000166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

         --------------------------------------------------------------
                                   FORM 10-QSB
         --------------------------------------------------------------

(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1997.

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

                   Yes  [X]                                 No [ ]

        As of November 11, 1997, there were 3,590,100 shares of the Registrant's Common Stock outstanding.

        Transitional Small Business Disclosure Format (Check one):
                   Yes  [ ]                                 No [X]



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Statements *
               Consolidated Balance Sheets -
                  September 30, 1997 and June 30, 1997..................3
               Consolidated Statements of Income -
                  For the Three Months Ended
                  September 30, 1997 and 1996...........................4
               Consolidated Statements of Cash Flows -
                  For the Three Months Ended
                  September 30, 1997 and 1996...........................5
               Notes to Consolidated Financial Statements...............6

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

Item 6.        Exhibits and Reports on Form 8-K.........................8

Signatures..............................................................9

Index to Exhibits......................................................10

Exhibit 27 - Financial Data Schedule...................................11

* The Balance Sheet at June 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                      As of

                                                    September 30,       June 30,
                                                        1997              1997
                                                        ----              ----
                                                     (unaudited)            *
      ASSETS
CURRENT ASSETS
      Cash and cash equivalents                    $   243,347        $   271,593
      Short-term investments                         1,665,470          1,665,470
      Accounts receivable, net of allowance
           for doubtful accounts of $45,000
           at June 30, 1997 and $97,000
           at September 30, 1997                     2,147,896          1,854,118
      Inventories                                    3,874,432          3,718,250
      Prepaid income taxes                             147,630            150,061
      Deferred taxes                                    80,000             80,000
      Other current assets                             246,806            137,562
                                                   -----------         ----------
           Total current assets                      8,400,145          7,877,054

PROPERTY PLANT & EQUIPMENT - NET                     1,776,888            364,354
GOODWILL    - NET                                    1,044,020                  -
OTHER ASSETS                                           581,089            917,709
                                                   ------------        ----------
                                                   $ 11,807,577        $9,159,117
                                                   ============        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable                                $ 1,005,101         $  500,000
      Demand note payable                            1,151,488                  -
      Current maturities of long-term debt             294,614            116,600
      Accounts payable                                 730,711            804,653
      Commissions payable                              197,019            235,203
      Other accrued expenses and sundry liabilities    662,136            278,310
                                                    ----------         ----------
           Total current liabilities                 4,041,069          1,934,766

LONG-TERM DEBT, net of current portion                 664,156            406,911

COMMITMENTS

STOCKHOLDERS' EQUITY
      Common stock - par value $.03 per share;
              authorized, 10,000,000 shares; issued
              and outstanding, 3,590,100 shares at
              September 30, 1997, and 3,520,100
              shares at June 30, 1997                  107,703            105,603
      Additional paid in capital                     6,766,897          6,539,597
      Retained earnings                                227,752            172,240
                                                   -----------         ----------
           Total stockholders' equity                7,102,352          6,817,440
                                                   -----------         ----------
                                                   $11,807,577         $9,159,117
                                                   ============        ==========


* Taken from the audited financial statements at June 30, 1997.


        The accompanying notes are an integral part of these statements.

                                 Sonics & Materials, Inc.
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)

                                               For the Three Months Ended
                                                ------------------------
                                                      September 30,
                                                      -------------
                                                   1997          1996
                                                   ----          ----
Net sales                                      $3,116,804     $2,536,238
Cost of sales                                   1,827,658      1,330,404
                                                ---------      ---------
Gross profit                                    1,289,145      1,205,834
Operating expenses
        Selling expense                           732,173        686,395
        General and administrative                307,747        219,987
        Research and development                  150,502         99,808
                                                ---------      ---------
            Total operating expenses            1,190,421      1,006,190

Other income (expense)
        Interest expense                          (34,578)       (32,549)
        Other                                       7,282          2,250
                                                ---------      ---------
                                                  (27,296)       (30,299)
Income before provision for income taxes           71,428        169,345
Provision for income taxes                         15,915         67,738
                                                ---------      ---------

Net Income                                     $   55,513      $ 101,607
                                               ==========      =========

PRIMARY AND FULLY DILUTED INCOME  PER SHARE
Net income per share                               $.01          $ .02
                                                   ====          =====
Weighted average number of common and common
equivalent shares outstanding                   3,769,393      4,775,870
                                                =========      =========

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                    For the Three Months Ended September 30,

                                                        1997          1996
                                                        ----          ----
Net cash used in by operations                       $ (276,845)   $ (450,607)

Net cash used in investing activities                (1,382,249)      (27,411)

Net cash provided by financing activities             1,630,847       494,000
                                                     ----------    ----------

Net (decrease) increase in cash for the period          (28,246)       15,982

Cash and cash equivalents - at beginning of period      271,593        73,129
                                                     ----------    ----------

Cash and cash equivalents - at end of period         $  243,347    $   89,111
                                                     ==========    ==========

Cash paid during the period for:
      Interest                                       $   32,000    $   31,516
                                                     ==========    ==========
      Income taxes                                   $  -          $   20,500
                                                     ==========    ==========



        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

        NOTE 1:  Basis of Presentation
The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

        NOTE 2:  Consolidation
The accompanying financial statements for the three months ended September 30, 1997 reflect the consolidated operations of Sonics & Materials, Inc., and its wholly-owned subsidiary, Tooltex, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

        NOTE 3:  Net Income Per Share
Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the treasury stock method.

The weighted average number of shares outstanding for the periods presented is as follows:

                                                       Primary and Fully Diluted
                                                      Weighted Shares Outstanding
                                               For the Three Months ended September 30,
                                              ------------------------------------------
                                                      1997                  1996
                                                      ----                  ----
Weighted average number of common shares
   outstanding                                     3,571,078             3,500,100
Dilution (warrants and options)                      198,315             1,275,770
                                                   ---------             ---------
Weighted average number of common and
   common equivalent shares                        3,769,393             4,775,870
                                                   =========             =========



        NOTE 4:  Acquisition of Tooltex, Inc.
On July 25, 1997, the Company acquired, through a newly formed wholly-owned subsidiary, 100% of the stock of Tooltex, Inc. ("Tooltex"). Tooltex is a manufacturer of automated systems used in the plastics industry. The shareholders received, in exchange for 100% of the stock of Tooltex, (i) an aggregate of 70,000 shares of the Company's common stock, par value $.03 per share, (ii) $70,000 and (iii) options to purchase 10,000 shares of the Company's common stock. The purchase price was allocated to the assets acquired based on their estimated fair value. The excess total acquisition costs over the fair value of the net assets acquired of approximately $1,057,000 is to be amortized on a straight line bases over 20 years. For the three months ended September 30, 1996, the Company had sales to Tooltex of approximately $28,000. At the time of the acquisition, the Company had a receivable of approximately $254,000 from Tooltex. The sales and results of operations of Tooltex for the period from July 1, 1997, to July 25, 1997 were not material.

The following unaudited pro forma consolidation for the three months ended September 30, 1996, shows the results of operations, assuming that the purchase had occurred on July 1, 1996. The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period. In addition, they are not intended to be a projection of future results.

                 Revenues                   3,231,861
                 Net Loss from operations      56,365
                 Net Loss per share              $.02

                            Sonics & Materials, Inc.
             Notes to Consolidated Financial Statements (Continued)
                               September 30, 1997
                                  (Unaudited)

        NOTE 5: Future effect of recently issued accounting pronouncements. In February 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard would be basic earnings per share of $.01 and $.03 and diluted earnings per share of $.01 and $.02 for the three months ended September 30, 1997 and 1996 respectively.

        NOTE 6: Financing.

On September 19, 1997, the Company entered into three facilities with a bank (the "Bank"), each of which is secured by a first mortgage lien on property the Company acquired in Newtown, CT: (i) a Bridge Loan in the original principal amount of $1,600,000; (ii) a Line of Credit in the original principal amount of up to $1,500,000; and (iii) a Term Loan in the original principal amount of $427,000.

The Bridge Loan bears interest at the Bank's base lending rate plus one-half percent. The principal balance of the Bridge Loan, which at September 30, 1997 was $1,600,000, will mature and be due and payable upon the earliest to occur of
(i) the written demand of the Bank, (ii) the consummation of the IRB Loan, or
(iii) December 31, 1997. Subject to certain terms and conditions, the Bank has agreed to make an IRB Loan in the aggregate principal amount of up to $2,945,000 to be issued through the Connecticut Development Authority, the proceeds of which will be used to refinance the Bridge Loan, pay any remaining costs on the Newtown Property for Sonics' use and occupancy and for purchasing or manufacturing equipment. Sonics expects to close the IRB Loan on or before December 31, 1997. The principal of the Bridge Loan may be repaid in whole or in part, without premium or penalty, at any time.

The Line of Credit is used by the Company for working capital. The Line of Credit bears interest, at Sonics' option, at the Bank's base lending rate or LIBOR plus 2.5%. Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at September 25, 1997 was $992,000, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. In the event of the prepayment of any portion of the Line of Credit during any period in which the Line of Credit bears interest at a LIBOR rate, Sonics will be obligated to pay the Bank a breakage fee relating to the LIBOR interest component. The Line of Credit is also secured by all of the Company's assets.

The proceeds of the Term Loan were used to pay in full a term loan with another bank with interest and principal totaling $427,000. The term loan with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The current outstanding principal amount of the Term Loan is $427,000, which bears interest, at Sonics' option, at the Bank's base lending rate of LIBOR plus 2.5%. The principal of the Term Loan must be paid in 36 equal monthly installments of $11,861.11, commencing on November 1, 1997 and the entire remaining principal balance will mature and be due and payable on October 1, 2000. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above. The Term Loan is also secured by all of the Company's assets.

Any statements in this filing that are not statements of historical fact are forward-looking statements that are subject to a number of uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this filing related to the Company's objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its Ultra Sonic Seal division products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra-Surge Corporation being able to successfully market its ultrasonic surgical device. It is also uncertain whether a patent will be granted for the Company's ultrasonic surgical device, or whether any related patent litigation may hinder the Company's ability to market the device. In addition, the Company's objectives of future growth, profitability, and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex. The Company undertakes no obligation to release date hereof or the reflect the occurrence of unanticipated events.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1997.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared to the three months ended September 30, 1996.

        Net sales. Net sales for the quarter ended September 30, 1997 increased $581,000 or 22.9% over the same period in fiscal 1997. This increase is the result of the effect of the acquisition and consolidation of Tooltex, Inc., combined with slight increased volume in domestic markets for the Company's ultrasonic welding equipment

        Cost of Sales. Cost of sales increased from 52.5% of sales for the three months ended September 30, 1996 to 58.6% of sales for the three months ended September 30, 1997. This increase in the cost of sales percentage is partially attributable to the acquisition and consolidation of Tooltex. In addition, Cost of Sales for the quarter ended September 30, 1997 was 56.6% of sales, excluding the effect of Tooltex, compared to 52.5% for the same quarter last year. This increase is attributable to increased costs associated with the manufacture of the vibration welder associated with the introduction of the product to the market recognized in the first quarter combined with the effect of the product mix in the first quarter.

        Selling Expenses. Selling expenses for the first quarter of fiscal 1998 increased $46,000 or 6.7% over the same period in fiscal 1997. As a percentage of net sales selling expenses decreased from 27.1% to 23.5% over the same periods. This decrease in selling expenses as a percentage of net sales is a result of the Company increasing its net sales through the acquisition and consolidation of Tooltex, with only a slight corresponding increase in selling expenses. Excluding the effect of Tooltex, expenses also decreased from 27.1% of sales in the first quarter of fiscal 1997 to 25.7% of sales in the first quarter of fiscal 1998.

        General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 1998 increased $88,000 or 39.9% over the first quarter of fiscal 1997. As a percentage of net sales, these expenses increased to 9.9% from 8.7% over the same period in fiscal 1997. This increase is primarily attributable to regular increases in salaries.

        Research and Development Expenses. Research and development expenses increased $51,000 or 50.8% over the same period in fiscal 1997. The increase was primarily due to that department's increased use of outside consulting services for several development projects.

        Interest Expense. Interest expense for the three months ended September 30, 1997 increased by approximately $2,000 or 6.2% over the three months ended September 30, 1996. This slight increase is due to slightly higher average borrowings on the Company's line of credit in the first quarter of fiscal 1998. The Company expects interest expense to increase in future quarters due to the new credit facilities discussed in Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used approximately $277,000 during the three months ended September 30, 1997 as a result of increasing inventory while paying down accounts payable balances. During the first quarter of fiscal 1998, the Company invested approximately $16,000 in new capital equipment and leasehold improvements and $1,289,000 in land and a building that will be used to consolidate the Company's manufacturing and office facilities. As of June 30, 1997, the Company's working capital was $5,942,000. As of September 30, 1997, the Company's working capital had decreased to 4,359,000 representing an decrease of approximately 26.6%. This decrease is the result of increased short term debt resulting from increased borrowings under it's line of credit by approximately $505,000 and a short term bridge loan in the amount of $1,151,000 that will be repaid with proceeds from a bond issue.

The Company's principal credit line is a $1,500,000 bank credit facility.

On September 19, 1997, the Company entered into three facilities with a bank (the "Bank"), each of which is secured by a first mortgage lien on property the Company acquired in Newtown, CT: (i) a Bridge Loan in the original principal amount of $1,600,000; (ii) a Line of Credit in the original principal amount of up to $1,500,000; and (iii) a Term Loan in the original principal amount of $427,000.

The Bridge Loan bears interest at the Bank's base lending rate plus one-half percent. The principal balance of the Bridge Loan, which at September 30, 1997 was $1,600,000, will mature and be due and payable upon the earliest to occur of
(i) the written demand of the Bank, (ii) the consummation of the IRB Loan, or
(iii) December 31, 1997. Subject to certain terms and conditions, the Bank has agreed to make an IRB Loan in the aggregate principal amount of up to $2,945,000 to be issued through the Connecticut Development Authority, the proceeds of which will be used to refinance the Bridge Loan, pay any remaining costs on the Newtown Property for Sonics' use and occupancy and for purchasing or manufacturing equipment. Sonics expects to close the IRB Loan on or before December 31, 1997. The principal of the Bridge Loan may be repaid in whole or in part, without premium or penalty, at any time.

The Line of Credit is used by the Company for working capital. The Line of Credit bears interest, at Sonics' option, at the Bank's base lending rate or LIBOR plus 2.5%. Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at September 25, 1997 was $992,000, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. In the event of the prepayment of any portion of the Line of Credit during any period in which the Line of Credit bears interest at a LIBOR rate, Sonics will be obligated to pay the Bank a breakage fee relating to the LIBOR interest component. The Line of Credit is also secured by all of the Company's assets.

The proceeds of the Term Loan were used to pay in full a term loan with another bank with interest and principal totaling $427,000. The term loan with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The current outstanding principal amount of the Term Loan is $427,000, which bears interest, at Sonics' option, at the Bank's base lending rate of LIBOR plus 2.5%. The principal of the Term Loan must be paid in 36 equal monthly installments of $11,861.11, commencing on November 1, 1997 and the entire remaining principal balance will mature and be due and payable on October 1, 2000. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above. The Term Loan is also secured by all of the Company's assets.

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

       10(x) Agreement and Plan of Merger, dated as of July 25, 1997, among the Registrant, SM Sub, Inc., Tooltex, Inc. and the persons designated as the shareholders thereon (excluding schedules and annexes). A list of omitted schedules and annexes appears on pages iv and v of the Agreement and Plan of Merger. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule and annex to the Commission upon request. (incorporated by reference from Exhibit 2(a) of the Registrant's Form 8-K dated July 25,
                   1997).

       10(xi)      Agreement of Merger dated July 25, 1997, among the
                   Registrant, SM Sub, Inc., and Tooltex, Inc. (incorporated by reference from Exhibit 2(b) of the Registrant's 8K dated July
                   25, 1997).

       10(xii)     Credit Agreement, dated September 19, 1997 between Brown Brothers Harriman
                   & Co. and Registrant (filed with Registrant's 10KSB dated September 25,
                   1997).

       10(xiii) Term Loan Note of Registrant dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (filed with Registrant's 10KSB dated September 25, 1997).

       10(xiv) Line of Credit Note of Registrant dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (filed with Registrant's 10KSB dated September 25, 1997).

       10(xv) Bridge Loan Note of Registrant dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,600,000 (filed with Registrant's 10KSB dated September 25, 1997).

       10(xvi)     Open-End Mortgage Deed from Registrant to Brown Brothers Harriman & Co.
                   dated September 19, 1997 (filed with Registrant's 10KSB dated September
                   25, 1997).

       10(xvii)    General Security Agreement from Registrant to Brown Brothers Harriman &
                   Co. dated September 19, 1997 (filed with Registrant's 10KSB dated
                   September 25, 1997).

       27          Financial Data Schedule.  (Filed Herewith)

 (b) The Company filed a Form 8-K on July 25, 1997, reporting the acquisition of Tooltex, Inc. The Company filed an amendment to the Form 8-K on October 8, 1997, including in it Audited financial statements for Tooltex, Inc. and unaudited pro forma consolidated statements for Sonics & Materials, Inc. and Tooltex, Inc.

 (c) On July 25, 2997, the Company acquired Tooltex, Inc., an Ohio corporation ("Tooltex"), through a merger transaction (the "Merger"). Pursuant to an Agreement and Plan of Merger dated July 25, 1997, (the "Plan of Merger"), among the Company, SM Sub, Inc., an Ohio corporation and wholly owned subsidiary of Sonics ("Sonics Sub"), Tooltex, and the shareholders of Tooltex, (the "Tooltex Shareholders"), Tooltex was merged with and into Sonics Sub. Under the Plan of Merger, the shareholders of Tooltex received, in exchange for 100% of the stock of Tooltex, (i) an aggregate of 70,000 shares of Sonics Common Stock, pare value $.03 per share, (the "Common Stock"), (ii) $70,000 and (iii) options to purchase 10,000 shares of Sonics Common Stock (the "Options"). There were no underwriters involved in the transaction and no underwriting commissions were paid. The Tooltex Shareholders receiving the Sonics' Common Stock and Options were Paul Spurgeon and Benjamin Egelhoff, both residents of the State of Ohio, the sole shareholders of Tooltex and the President and Vice-President of Tooltex, respectively.

     In selling the Common Stock and the Options, the Company relied upon
     Section 4(2) of the Securities Act of 1933, as amended. In relying upon such exemption, the Company considered the limited number of offerees and purchasers of the securities (two), the private nature of the transaction, the level of negotiation between the parties, the delivery to the Tooltex Shareholders of all documents filed by the Company under the Securities Exchange Act of 1934, as amended, the availability of the officers of Sonics to the Tooltex Shareholders, limitations on transfer placed by the Company on the Common Stock and Options, and certain investment representations of the Tooltex Shareholders made in the Plan of Merger.

     Each Tooltex Shareholder received an Option to purchase 5,000 share of Common Stock. Such Options are exercisable commencing two years after the Merger (and in certain circumstances prior to this date) and terminating 10 years after the Merger at an exercise price equal to the last closing price of the Company's Common Stock on the date of the Merger as reported on Nasdaq, or $2.94 per share. Under certain circumstances, these options may terminate prior to the expiration date.

(d) In connection with the Company's initial public offering, on June 20, 1996, the Company filed with the Securities and Exchange Commission (the "SEC") a Form SR reporting the use of proceeds from such offering. Additional Forms SR were subsequently filed by the Company. There have been no changes to the information filed in the most recent Form SR

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SONICS & MATERIALS, INC.

Date:     November 14, 1997            By    /s/  ROBERT S. SOLOFF
       ----------------------                ------------------------
                                             Robert S. Soloff
                                             President, Chief Executive Officer,
                                             Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit                                                                  Location of Exhibit in
   No.                          Description                            Sequential Numbering System
  ---                           -----------                            ----------------------------
3(i)        Certificate of Incorporation of the Registrant, as   Previously filed as Exhibit 3.1 of
            amended.                                             Amendment No. 3 to Registration
                                                                 Statement No. 33-96414

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

10(x)       Agreement and Plan of Merger, dated as of July 25,   Incorporated by reference from Exhibit
            1997, among the Registrant, SM Sub, Inc., Tooltex,   2(a) of the Registrant's Form 8-K
            Inc. and the persons designated as the               dated July 25, 1997.
            shareholders thereon (excluding schedules and
            annexes).  A list of omitted schedules and annexes
            appears on pages iv and v of the Agreement and
            Plan of Merger.  The Registrant hereby undertakes
            to furnish supplementally a copy of any omitted
            schedule and annex to the Commission upon request.

10(xi)      Agreement of Merger dated July 25, 1997, among the   Incorporated by reference from Exhibit
            Registrant, SM Sub, Inc., and Tooltex, Inc.          2(b) of the Registrant's 8K dated July
                                                                 25, 1997.

10(xii)     Credit Agreement, dated September 19, 1997 between   Previously filed with Registrant's
            Brown Brothers Harriman & Co. and Registrant         10KSB dated September 25, 1997.

10(xiii)    Term Loan Note of Registrant dated September 19,     Previously filed with Registrant's
            payable to the order of Brown Brothers               10KSB dated September 25, 1997.
            Harriman & Co. in the original principal amount of
            $427,000

10(xiv)     Line of Credit Note of Registrant dated September    Previously filed with Registrant's
            payable to the order of Brown Brothers               10KSB dated September 25, 1997.
            Harriman & Co. in the original principal amount of
            $1,500,000

10(xv)      Bridge Loan Note of Registrant dated September 19,   Previously filed with Registrant's
            payable to the order of Brown Brothers               10KSB dated September 25, 1997.
            Harriman & Co. in the original principal amount of
            $1,600,000

10(xvi)     Open-End Mortgage Deed from Registrant to Brown      Previously filed with Registrant's
            Brothers Harriman & Co. dated September 19, 1997     10KSB dated September 25, 1997.

10(xvii)    General Security Agreement from Registrant to        Previously filed with Registrant's
            Brown Brothers Harriman & Co. dated September 19,    10KSB dated September 25, 1997.
            1997

27          Financial Data Schedule.                             Filed Herewith
