Form 10QSB
period 1997-12-31
SONICS & MATERIALS INC
filed 1998-02-17
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          -----------------------------
                                   FORM 10-QSB
                          -----------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                Yes [X]                                   No [ ]

     As of February 13, 1997, there were 3,590,100 shares of the Registrant's Common Stock outstanding.

        Transitional Small Business Disclosure Format (Check one):

               Yes [ ]                                    No [X]


================================================================================

PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements *
             Consolidated Condensed Balance Sheets -
                December 31, 1997 and June 30, 1997 ........................3

             Consolidated Condensed Statements of Operations -
                For the Three and Six Months Ended
                December 31, 1997 and 1996 .................................4

             Consolidated Condensed Statements of Cash Flows -
                For the Six Months Ended
                December 31, 1997 and 1996 .................................5

             Notes to Consolidated Condensed Financial Statements ..........6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations .................8

PART II - OTHER INFORMATION

Item 2 (d)   Changes in Securities and Use of Proceeds ....................11

Item 4.      Submission of Matters to a Vote of Security Holders ..........11

Item 6.      Exhibits and Reports on Form 8-K .............................11

SIGNATURES ................................................................13

INDEX TO EXHIBITS .........................................................14

EXHIBIT 27 - FINANCIAL DATA SCHEDULE ......................................15


* The Balance Sheet at June 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     As of


                                                      December 31,     June 30,
                                                          1997            1997
                                                          ----            ---
                                                       (unaudited)         *


ASSETS
CURRENT ASSETS

      Cash and cash equivalents                         $    12,909   $   271,593
      Short-term investments                              4,191,470     1,665,470
      Accounts receivable, net of allowance
           for doubtful accounts of $45,000
           at June 30, 1997 and $97,000
           at December 31, 1997                           2,306,461     1,854,118
      Inventories                                         4,030,396     3,718,250
      Prepaid income taxes                                  145,141       150,061
      Deferred taxes                                         80,000        80,000
      Other current assets                                   10,606       137,562
                                                         ----------   -----------
           Total current assets                          10,776,983     7,877,054

PROPERTY PLANT & EQUIPMENT - NET                          1,843,377       364,354

GOODWILL - NET                                            1,037,399          --

OTHER ASSETS                                                694,408       917,709
                                                        -----------   -----------
                                                        $14,352,167   $ 9,159,117
                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable                                     $ 1,155,101   $   500,000
      Current maturities of long-term debt                  248,550       116,600
      Accounts payable                                      822,836       804,653
      Commissions payable                                   167,208       235,203
      Other accrued expenses and sundry liabilities         421,797       278,310

           Total current liabilities                      2,815,492     1,934,766
                                                        -----------   -----------

LONG TERM DEBT, NET OF CURRENT PORTION                    4,446,303       406,911

COMMITMENTS                                                    --            --

STOCKHOLDERS' EQUITY
      Common stock - par value $.03 per share; authorized
           10,000,000 shares; issued and outstanding,
           3,590,100 shares at December 31, 1997, and
           3,520,100 shares at June 30, 1997                107,703       105,603
      Additional paid in capital                          6,766,897     6,539,597
      Retained earnings                                     215,772       172,240
                                                        -----------   -----------

           Total stockholders' equity                     7,090,372     6,817,440
                                                        -----------   -----------

                                                        $14,352,167   $ 9,159,117
                                                        ===========   ===========


* Taken from the audited financial statements at June 30, 1997.

        The accompanying notes are an integral part of these statements.

                                   Sonics & Materials, Inc.
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         (unaudited)

                                    For the Three Months Ended     For the Six Months Ended
                                            December 31,                  December 31,
                                    --------------------------    --------------------------
                                        1997           1996          1997           1996
                                    -----------     ----------    -----------    -----------

Net sales                           $ 2,814,963    $ 2,745,517    $ 5,931,767    $ 5,281,755
Cost of sales                         1,527,219      1,399,335      3,354,877      2,729,739
                                    -----------    -----------     ----------     ----------


Gross profit                          1,287,744      1,346,182      2,576,890      2,552,016

Operating expenses
        Selling expense                 882,646        873,715      1,614,819      1,560,110
        General and administrative      319,490        291,784        627,237        511,771
        Research and deveopment         148,751        149,929        299,253        249,737
                                    -----------    -----------     ----------     ----------
            Total operating expenses  1,350,887      1,315,428      2,541,309      2,321,618

Other income (expense)
        Interest income                  51,780         75,459         51,780         75,464
        Interest expense                (78,605)       (18,762)      (116,088)       (51,311)
        Other                            65,991         (3,438)        76,178         (1,192)
                                    -----------    -----------     ----------     ----------
                                         39,166         53,259         11,870         22,961
Income (loss) before
provision for income taxes              (23,977)        84,013         47,451        253,359

Provision (benefit) for
income taxes                            (11,996)        33,605         (3,919)       101,343
                                    -----------    -----------     ----------     ----------

Net Income (loss)                   $   (11,981)   $    50,408    $    43,532    $   152,016
                                    ===========    ===========    ===========    ===========
INCOME  PER SHARE - BASIC
Net income per share                $      --      $       .01    $       .01    $       .04
                                    ===========    ===========    ===========    ===========
Weighted average number of
shares outstanding                    3,590,100      3,500,100      3,580,589      3,500,100
                                    ===========    ===========    ===========    ===========

INCOME  PER SHARE - DILUTED
Net income per share                $      --      $       .01    $       .01    $       .03
                                    ===========    ===========    ===========    ===========
Weighted average number of
shares outstanding                    3,590,100      4,392,314      3,760,964      4,591,505
                                    ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      For the Six Months Ended December 31,


                                                        1997             1996
                                                        ----             ----
Net cash used in operations                          $  (605,917)   $  (333,857)

Net cash  provided by (used in) investing activities  (4,018,210)     1,113,553

Net cash provided by (used in) financing activities    4,365,443       (800,000)
                                                     -----------    -----------
Net decrease in cash for the period                     (258,684)       (20,304)

Cash and cash equivalents - at beginning of period       271,593         73,129
                                                     -----------    -----------
Cash and cash equivalents - at end of period         $    12,909    $    52,825
                                                     ===========    ===========
Cash paid during period for:
        Interest                                     $    32,000    $    31,516
                                                     ===========    ===========
        Income taxes                                 $      --      $    20,500
                                                     ===========    ===========



        The accompanying notes are an integral part of these statements.

                                   Sonics & Materials, Inc.
                     Notes to Consolidated Condensed Financial Statements
                                      December 31, 1997

                                         (unaudited)

      NOTE 1:    Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1997. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

      NOTE 2:  Consolidation

The accompanying financial statements for the three and six months ended December 31, 1997 reflect the consolidated operations of Sonics & Materials, Inc., and its wholly-owned subsidiary, Tooltex. All significant intercompany accounts and transactions have been eliminated in consolidation.

      NOTE 3:  Net Income Per Share

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the assumption that all diluted securities were converted at the beginning of the period or at the issue date, if later.

The weighted average number of shares outstanding for the periods presented is as follows:



                              Three months ended December 31,  Six months ended December 31,
                              -------------------------------  ----------------------------
                                    1997           1996             1997           1996
                              ---------------  --------------  ----------------  ----------

Basic shares                      3,590,100      3,500,100         3,580,589      3,500,100
Dilution (warrants and
  options)                             --          892,214           180,375      1,091,505
                                  ---------      ---------         ---------      ---------
Diluted shares                    3,950,100      4,392,314         3,760,964      4,591,505
                                  =========      =========         =========      =========


      NOTE 4:  Acquisition of Tooltex, Inc.

On July 25, 1997, the Company acquired, through a newly formed wholly-owned subsidiary, 100% of the stock of Tooltex, Inc. ("Tooltex"). Tooltex is a manufacturer of automated systems used in the plastics industry. The shareholders received, in exchange for 100% of the stock of Tooltex, (i) an aggregate of 70,000 shares of the Company's common stock, par value $.03 per share, (ii) $70,000 and (iii) options to purchase 10,000 shares of the Company's common stock. The purchase price was allocated to the assets acquired based on their estimated fair value. The excess total acquisition costs over the fair value of the net assets acquired of approximately $1,057,000 is to be amortized on a straight line basis over 20 years. The Company had sales to Tooltex of approximately $1,000 and $29,000 for the three and six months ended December 31, 1996, respectively. At the time of the acquisition, the Company had a receivable of approximately $254,000 from Tooltex. The sales and results of operations of Tooltex for the period from July 1, 1997, to July 25, 1997 were not material.

The following unaudited pro forma consolidation for the three and six months ended December 31, 1996, shows the results of operations, assuming that the purchase had occurred on July 1, 1996. The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period. In addition, they are not intended to be a projection of future results.

                            Three Months Ended     Six Months Ended
                              December 31, 1996    December 31, 1996
                             ------------------    -----------------
     Revenues                      $3,175,342           $6,407,203
     Net loss                           7,738               64,103
     Net loss per share                   $ -                 $.02


                                  Sonics & Materials, Inc.
               Notes to Consolidated Condensed Financial Statements (Continued)
                                      December 31, 1997
                                         (Unaudited)

      NOTE 5:  Financing

On September 19, 1997, the Company entered into three facilities with a bank (the "Bank"), each of which is secured by a first mortgage lien on property the Company acquired in Newtown, CT: (i) a Bridge Loan in the original principal amount of $1,600,000; (ii) a Line of Credit of up to $1,500,000; and (iii) a Term Loan in the original principal amount of $427,000.

The Bridge Loan which bore interest at the Bank's base lending rate plus one-half percent (9.0% at December 31, 1997), was repaid in full in December 1997.

The Line of Credit is used by the Company for working capital. The Line of Credit bears interest, at Sonics' option, at either the Bank's base lending rate (8.5% at December 31, 1997) or LIBOR plus 2.5% (8.25% at December 31, 1997).
Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at December 31, 1997 was $1,155,000, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. In the event of the prepayment of any portion of the Line of Credit during any period in which the Line of Credit bears interest at a LIBOR rate, Sonics will be obligated to pay the Bank a breakage fee relating to the LIBOR interest component. The Line of Credit is also secured by all of the Company's assets.

The proceeds of the Term Loan were used to pay in full a term loan with another bank with interest and principal totaling $427,000. The term loan with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The current outstanding principal amount of the Term Loan is $403,278, which bears interest, at Sonics' option, at either the Bank's base lending rate (8.5% at December 31, 1997) or LIBOR plus 2.5% (8.25% at December 31, 1997). The principal of the Term Loan must be paid in 36 equal monthly installments of $11,861.11, commencing on November 1, 1997 and the entire remaining principal balance will mature and be due and payable on October 1, 2000. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above. The Term Loan is also secured by all of the Company's assets.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The proceeds were used in part to pay in full the outstanding interest and principal due on the Bridge loan discussed above. The remaining proceeds are invested in short term securities and are to be used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. The bonds, held by the Bank, mature in November 2017, and bear interest at 75% of the Bank's base lending rate (6.4 % at December 31, 1997). The Company is to begin to redeem the principal in 228 equal monthly installments of $16,700 beginning December 1998.

Any statements in this filing that are not statements of historical fact are forward-looking statements that are subject to a number of uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this filing related to the Company's objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its Ultra Sonic Seal division products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra-Surge Corporation being able to successfully market its ultrasonic surgical device. It is also uncertain whether a patent will be granted for the Company's ultrasonic surgical device, or whether any related patent litigation may hinder the Company's ability to market the device. In addition, the Company's objectives of future growth, profitability, and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex. The Company undertakes no obligation to release data hereof or for this statement to reflect the occurrence of unanticipated events.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's annual report on Form 10-KSB for the year ended June 30, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

     Net sales. Net sales for the quarter ended December 31, 1997 remained relatively constant compared with the same period in fiscal 1997, increasing $69,000 or 2.5%. This slight increase is primarily the result of the acquisition and consolidation of Tooltex offset by decreased sales volume generated by the Company's Aston, PA division.

     Cost of Sales. Cost of sales increased from 51.0% of sales for the three months ended December 31, 1996 to 54.3% of sales for the three months ended December 31, 1997. A portion of this increase is attributable to the acquisition and consolidation of Tooltex. In addition, the Company has experienced increased costs associated with the manufacture of the vibration welder in connection with the continuing redesign of the product for better cost effectiveness. These factors, combined with the product mix, account for this increase in cost of sales as a percent of sales.

     Selling Expenses. Selling expenses for the second quarter of fiscal 1998 increased $9,000 or 1.0% over the same period in fiscal 1997. As a percentage of net sales these expenses remained relatively constant, decreasing to 31.4% for the three months ended December 31, 1997 from 31.9% for the three months ended December 31, 1996.

     General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal 1998 increased $27,000 or 9.5% over the second quarter of fiscal 1997. As a percentage of net sales, these expenses increased to 11.4% from 10.6% over the same period in fiscal 1997. This increase is a result of the acquisition and consolidation of Tooltex. The Company began consolidating the financial results of Tooltex as of July 1, 1997. As such, the current quarter reflects consolidated results, whereas the first quarter of fiscal 1997 did not.

     Research and Development Expenses. Research and development expenses remained relatively constant over the two periods, decreasing $1,000 or 1.0%.

     Interest Expense. Total interest expense increased by $60,000 or 319.0%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut. A more detailed explanation of the new credit facilities can be found in the liquidity and capital resources section of the MD&A. The Company also had higher average borrowings on it's line of credit than in the second quarter of fiscal 1997.

     Other Income. Other income for the second quarter of fiscal 1998 increased by $69,000 over the same period in fiscal 1997. This is the result of the acquisition and consolidation of Tooltex. Tooltex earned approximately $62,000 resulting from the forgiveness by its vendors of debts owed.

        SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996.

     Net sales. Net sales for the six months ended December 31, 1997 increased $650,000 or 12.3% over the same period in fiscal 1997. This increase is primarily the result of the acquisition and consolidation of Tooltex, combined with slightly increased volume in domestic markets for the Company's ultrasonic welding equipment, offset by decreased sales volume generated by the Company's Aston, PA division.

     Cost of Sales. Cost of sales increased from 51.7% of sales for the six months ended December 31, 1996 to 56.6% of sales for the six months ended December 31, 1997. This increase is partially attributable to the acquisition and consolidation of Tooltex. In addition, Cost of Sales for the six months ended December 31, 1997 was 55.1% of sales, excluding the effect of the consolidation of Tooltex, compared to 51.7% for the same period last year. The Company has experienced increased costs associated with the manufacture of the vibration welder in an effort to redesign the product for better cost effectiveness. These factors, combined with the product mix, account for this increase in cost of sales as a percent of sales.

     Selling Expenses. Selling expenses for the first six months of fiscal 1998 increased $54,000 or 3.5% over the same period in fiscal 1997. As a percentage of net sales these expenses decreased to 27.2% from 29.4% over the same period in fiscal 1997. This decrease in selling expenses as a percentage of net sales is a result of the Company maintaining fixed costs while increasing sales.

     General and Administrative Expenses. General and administrative expenses for the first six months of fiscal 1998 increased $115,000 or 22.6% over the same period in fiscal 1997. As a percentage of net sales, these expenses increased to 10.6% from 9.7% over the same period in fiscal 1997. This increase is a result of the acquisition and consolidation of Tooltex. The Company began consolidating the financial results of Tooltex as of July 1, 1997. As such, the current quarter reflects consolidated results, whereas the first quarter of fiscal 1997 did not.

     Research and Development Expenses. Research and development expenses increased $50,000 or 19.8% over the same period in fiscal 1997. The increase was primarily due to increased use of outside consulting services for several development projects in the first quarter.

     Interest Income. Interest income decreased by approximately $24,000 or 31.4% over the same period in fiscal 1997. In the second half of fiscal 1996, the Company reduced its invested balance by approximately $1,345,000. These funds were used to reduce debt and for working capital. The use of these funds resulted in a reduction of the average daily invested balance by about 30%.

     Interest Expense. Total interest expense increased by $65,000 or 126.20%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut. A more detailed explanation of the new credit facilities can be found under Liquidity and Capital Resources. The Company also had higher average borrowings on its line of credit than in the second quarter of fiscal 1997.

     Other Income. Other income for the six months ended December 31, 1997 increased by $77,000 over the same period in fiscal 1997. This is the result of the acquisition and consolidation of Tooltex. Tooltex recognized approximately $62,000 resulting from the forgiveness of debts by its vendors.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used approximately $606,000 during the six months ended December 31, 1997 as a result of increasing accounts receivable while paying down accounts payable balances. During the first half of fiscal 1998, the Company invested approximately $25,000 in new capital equipment and leasehold improvements and $1,390,000 in land and a building that will be used to consolidate the Company's manufacturing and office facilities. As of June 30, 1997, the Company's working capital was $5,942,000. As of December 31, 1997, the Company's working capital had increased to 7,961,000 representing an increase of approximately 34.0%. This increase is the result of conversion of short term debt to long term debt as discussed below.

The Company's principal credit line is a $1,500,000 bank credit facility.

On September 19, 1997, the Company entered into three facilities with a bank (the "Bank"), each of which is secured by a first mortgage lien on property the Company acquired in Newtown, CT: (i) a Bridge Loan in the original principal amount of $1,600,000; (ii) a Line of Credit of up to $1,500,000; and (iii) a Term Loan in the original principal amount of $427,000.

The Bridge Loan which bore interest at the Bank's base lending rate plus one-half percent (9.0% at December 31, 1997), was repaid in full in December 1997.

The Line of Credit is used by the Company for working capital. The Line of Credit bears interest, at Sonics' option, at either the Bank's base lending rate (8.5% at December 31, 1997) or LIBOR plus 2.5% (8.25% at December 31, 1997).
Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at December 31, 1997 was $1,155,000, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. In the event of the prepayment of any portion of the Line of Credit during any period in which the Line of Credit bears interest at a LIBOR rate, Sonics will be obligated to pay the Bank a breakage fee relating to the LIBOR interest component. The Line of Credit is also secured by all of the Company's assets.

The proceeds of the Term Loan were used to pay in full a term loan with another bank with interest and principal totaling $427,000. The term loan with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The current outstanding principal amount of the Term Loan is $403,278, which bears interest, at Sonics' option, at either the Bank's base lending rate (8.5% at December 31, 1997) or LIBOR plus 2.5% (8.25% at December 31, 1997). The principal of the Term Loan must be paid in 36 equal monthly installments of $11,861.11, commencing on November 1, 1997 and the entire remaining principal balance will mature and be due and payable on October 1, 2000. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above. The Term Loan is also secured by all of the Company's assets.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The proceeds were used in part to pay in full the outstanding interest and principal due on the Bridge loan discussed above. The remaining proceeds are invested in short term securities and are to be used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. The bonds, held by the Bank, mature in November 2017, and bear interest at 6.4%. The Company is to begin to redeem the principal in 228 equal monthly installments of $16,700 beginning December 1998.

PART II - OTHER INFORMATION

Item 2.  Change in Securities.

(d) In connection with the Company's initial public offering, on June 20, 1996, the Company filed with the Securities and Exchange Commission (the "SEC") a Form SR reporting the use of proceeds from such offering. Additional Forms SR were subsequently filed by the Company. There have been no changes to the information filed in the most recent Form SR

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company's annual meeting of shareholders was held on November 13, 1997.

(c) (i) The following directors were elected:


                             Shares Voted  Shares Voted   Shares
                                 For         Against     Withheld     Non-Votes
                             ------------  -------------  --------     ---------
    Robert S. Soloff          3,498,495       39,450           0            0
    Alan Broadwin             3,498,495       39,450           0            0
    Jack Tyransky             3,498,495       39,450           0            0
    Lauren H. Soloff          3,498,495       39,450           0            0
    Stephen J. Drescher       3,498,195            0      39,750            0

     (ii) Grant Thornton LLP was approved as the Company's independent auditors by the following vote:

             Shares Voted        Shares Voted        Shares Voted
                 For                Against            Abstaining       Non-Votes
             -------------       -------------       -------------      ---------
             3,494,937               2,433               40,575             0


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

Date:      February 17, 1998             By    /s/  ROBERT S. SOLOFF
       ----------------------               ------------------------
                                            Robert S. Soloff
                                            President, Chief Executive Officer,
                                            Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                                                                  LOCATION OF EXHIBIT IN
  NO.                           DESCRIPTION                            SEQUENTIAL NUMBERING SYSTEM
-------                         -----------                            ----------------------------
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

10(xiii)    Term Loan Note of Registrant dated September 19,     Previously filed with Registrant's
            1997, payable to the order of Brown Brothers         10KSB  dated September 25, 1997.
            Harriman & Co. in the original principal amount of
            $427,000
10(xiv)     Line of Credit Note of Registrant dated September    Previously filed with Registrant's
            19, 1997, payable to the order of Brown Brothers     10KSB dated September 25, 1997.
            Harriman & Co. in the original principal amount of
            $1,500,000
10(xv)      Bridge Loan Note of Registrant dated September 19,   Previously filed with Registrant's
            1997, payable to the order of Brown Brothers         10KSB dated September 25, 1997.
            Harriman & Co. in the original principal amount of
            $1,600,000
10(xvi)     Open-End Mortgage Deed from Registrant to Brown      Previously filed with Registrant's
            Brothers Harriman & Co. dated September 19, 1997     10KSB dated September 25, 1997.
10(xvii)    General Security Agreement from Registrant to        Previously filed with Registrant's
            Brown Brothers Harriman & Co. dated September 19,    10KSB dated September 25, 1997.
            1997
27          Financial Data Schedule.                             Filed Herewith

