Form 10QSB
period 1998-03-31
SONICS & MATERIALS INC
filed 1998-05-15
CIK 1000166

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB

(Mark One)
[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1998
                                      OR
[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


Commission File Number:  0-20753



                           SONICS & MATERIALS, INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                               06-0854713
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

                              53 Church Hill Road
                                Newton, CT 06470
                   (Address of principal executive offices)

                        Telephone Number (203) 270-4600
               (Issuer's telephone number, including area code)



      Check whether the issuer: (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                Yes [X]                       No [ ]


      As of May 13, 1997, there were 3,590,100 shares of the Registrant's Common Stock outstanding.


      Transitional Small Business Disclosure Format (Check one):

                Yes [ ]                        No [X]

PART I - FINANCIAL INFORMATION                                       Page No.

Item 1.  Financial Statements *
           Consolidated Condensed Balance Sheets -
             March 31, 1998 and June 30, 1997                           3

           Consolidated Condensed Statements of Operations -
             For the Three and Nine Months Ended
             March 31, 1998 and 1997                                    4


           Consolidated Condensed Statements of Cash Flows -
             For the Nine Months Ended
             March 31, 1998 and 1997                                    5

           Notes to Consolidated Condensed Financial Statements         6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8

PART II - OTHER INFORMATION

Item 2 (d) Changes in Securities and Use of Proceeds11

Item 4.    Submission of Matters to a Vote of Security Holders11

Item 6.    Exhibits and Reports on Form 8-K                             11

Signatures                                                              13

Index to Exhibits                                                       14

Exhibit 27 - Financial Data Schedule                                    15





* The Balance Sheet at June 30, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           Sonics & Materials, Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     As of

                                                 March 31,            June 30,
                                                  1998                  1997
                                               (unaudited)               *
ASSETS
CURRENT ASSETS
           Cash and cash equivalents            $     74,508        $    271,593
             Short-term investments                1,576,922           1,665,470
    Accounts receivable, net of allowance
        for doubtful accounts of $97,000
        at March 31,1998 and $45,000
        at June 30, 1997                           2,276,399           1,854,118
    Inventories                                    4,421,426           3,718,250
    Prepaid income taxes                             175,387             150,061
    Deferred taxes                                    80,000              80,000
    Other current assets                               5,066             137,562
                                                ____________        ____________

        Total current assets                       8,609,708           7,877,054

PROPERTY PLANT & EQUIPMENT - NET                   3,111,498             364,354

GOODWILL - NET                                     1,017,590                   -

OTHER ASSETS                                         748,002             917,709

RESTRICTED CASH FROM INDUSTRIAL REVENUE BOND       1,296,944                   -
                                                ____________        ____________

                                                $ 14,783,742        $  9,159,117
                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                               $  1,465,101        $    500,000
    Current maturities of long-term debt             342,259             116,600
    Accounts payable                               1,081,329             804,653
    Commissions payable                              143,907             235,203
    Other accrued expenses and sundry
      liabilities                                    422,811             278,310
                                                ____________        ____________

        Total current liabilities                  3,455,407           1,934,766

LONG TERM DEBT, NET OF CURRENT PORTION             4,285,936             406,911

COMMITMENTS                                             -                   -

STOCKHOLDERS' EQUITY
    Common stock - par value $.03 per share;
        authorized 10,000,000 shares; issued
        and outstanding, 3,590,100 shares at
        March 31, 1998, and 3,520,100 shares
        at June 30, 1997                             107,703             105,603
    Additional paid in capital                     6,766,897           6,539,597
    Retained earnings                                167,799             172,240
                                                ____________        ____________

        Total stockholders' equity                 7,042,399           6,817,440
                                                ____________        ____________

                                                $ 14,783,742        $  9,159,117
                                                ============        ============


    * Taken from the audited financial statements at June 30, 1997.

               The accompanying notes are an integral part of these statements.

                         Sonics & Materials, Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                         For the Three Months Ended    For the Nine Months Ended
                                 March 31,                    March 31,
                      _____________________________  ___________________________

                           1998            1997          1998          1997
                      _______________  ____________  ____________ ______________

Net sales                $2,990,272     $2,483,067   $8,922,039     $7,764,822
Cost of sales             1,784,302      1,285,710    5,139,179      4,015,449
                      _______________  ____________  ____________ ______________

Gross profit              1,205,970      1,197,357    3,782,860      3,749,373

Operating expenses
    Selling expense         806,612        790,256    2,421,431      2,350,366
    General and
      administrative        382,346        205,926    1,009,583        717,697
    Research and
      development           141,347        131,444      440,600        381,181
                      _______________  ____________  ____________ ______________

Total operating
  expenses                1,330,305      1,127,626    3,871,614      3,449,244
 Other income
  (expense)
    Interest income          70,959         43,227      124,089        118,691
    Interest expense        (23,872)        (9,335)    (138,609)       (60,646)
    Other                      (971)         2,671       72,506          1,478
                      _______________  ____________  ____________ ______________

                             46,116         36,563       57,986         59,523
Income (loss)
  before provision
  for income taxes          (78,219)       106,294      (30,768)       359,652

Provision (benefit)
  for income taxes           (3,918)        42,518             0       143,861
                      _______________  ____________  ____________ ______________

Net Income (loss)        $  (74,301)    $   63,776   $  (30,768)    $  215,791
                      ===============  ============  ============ ==============
INCOME (LOSS) PER
  SHARE - BASIC
Net income per
  share                      $ (.02)         $ .02      $  (.01)         $ .06
                      ===============  ============  ============ ==============
Weighted average
  number of shares
  outstanding             3,590,100      3,501,233    3,583,759      3,500,472
                      ===============  ============  ============ ==============
INCOME (LOSS) PER
  SHARE - DILUTED
Net income per share         $ (.02)         $ .02      $  (.01)         $ .05
                      ===============  ============  ============ ==============
Weighted average
  number of shares
  outstanding             3,590,100      3,829,839    3,583,759      4,455,342
                      ===============  ============  ============ ==============

        The accompanying notes are an integral part of these statements.

                           Sonics & Materials, Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                      For the Nine Months Ended March 31,

                                                   1998               1997
                                            _________________  _________________

Net cash used in operations                 $     (801,894)      $    (532,272)

Net cash  provided by (used in)
 investing activities                           (2,707,033)          1,098,437

Net cash provided by (used in)
 financing activities                            3,311,842            (480,000)
                                            _________________  _________________

Net increase (decrease) in cash and
  cash equivalents for the period                  197,085              86,165

Cash and cash equivalents - at beginning
  of period                                        271,593              73,129
                                            _________________  _________________

Cash and cash equivalents - at end of
  period                                    $       74,508       $     159,294
                                            =================  =================
Cash paid during period for:
    Interest                                $      134,527       $      65,903
                                            =================  =================
    Income taxes                            $            -       $           -
                                            =================  =================

Supplemental schedule of noncash
  financing activities:
    Net proceeds from Industrial
      Revenue Bond                          $    3,810,000
    Repayment of Bridge Loan                    (1,343,538)
    Purchase and preparation of
      new facility                              (1,169,518)
                                            ______________
        Restricted cash from Industrial
          Revenue Bond                      $    1,296,944
                                            ==============


        The accompanying notes are an integral part of these statements.

                           Sonics & Materials, Inc.
                Notes to Consolidated Financial Statements
                              March 31, 1998
                                (unaudited)

     NOTE 1:  Basis of Presentation
The accompanying financial statements of Sonics & Materials, Inc. (the "Company") for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1997. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

     NOTE 2: Consolidation
The accompanying financial statements for the three and nine months ended March 31, 1998 reflect the consolidated operations of Sonics & Materials, Inc., and its wholly-owned subsidiary, Tooltex, Inc. ("Tooltex). All significant intercompany accounts and transactions have been eliminated in consolidation.

     NOTE 3:  Net  Income  Per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the assumption that all dilutive securities were converted at the beginning of the period or at the issue date, if later.

The weighted average number of shares outstanding for the periods presented is as follows:

                    Three months ended March 31,    Nine months ended March 31,
                    ____________________________   _____________________________

                       1998            1997           1998              1997
                    _____________  _____________   _____________  ______________

Basic shares        3,590,100       3,501,233      3,583,759         3,500,472
Dilution (warrants
  and options)         -              328,606           -              954,869
                    _____________  _____________   _____________  ______________

Diluted shares      3,950,100       3,829,839      3,583,759         4,455,342

                    =============  =============   =============  ==============

     NOTE 4:  Acquisition  of Tooltex,  Inc.
On July 25, 1997, the Company acquired, through a newly formed wholly-owned subsidiary, 100% of the stock of Tooltex. Tooltex is a manufacturer of automated systems used in the plastics industry. The shareholders received, in exchange for 100% of the stock of Tooltex, (i) an aggregate of 70,000 shares of the Company's common stock, par value $.03 per share, (ii) $70,000 and (iii) options to purchase 10,000 shares of the Company's common stock. The purchase price was allocated to the assets acquired based on their estimated fair value. The excess total acquisition costs over the fair value of the net assets acquired of approximately $1,057,000 is to be amortized on a straight line basis over 20 years. The Company had sales to Tooltex of approximately $38,000 and $67,000 for the three and nine months ended March 31, 1997, respectively. At the time of the acquisition, the Company had a receivable of approximately $254,000 from Tooltex. The sales and results of operations of Tooltex for the period from July 1, 1997, to July 25, 1997 were not material.

The following unaudited pro forma consolidation for the three and nine months ended March 31, 1997, shows the results of operations, assuming that the purchase had occurred on July 1, 1996. The unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period. In addition, they are not intended to be a projection of future results.

                                Three Months Ended        Nine Months Ended
                                  March 31, 1997            March 31, 1997
                                __________________        _________________
Revenues                           $2,812,773                 $9,219,975
Net loss                              (11,145)                   (98,647)
Net loss per share                        ($-)                     ($.03)

                           Sonics & Materials, Inc.
           Notes to Consolidated Financial Statements (Continued)
                              March 31, 1998
                                (unaudited)

     NOTE 5:  Financing
On September 19, 1997, the Company entered into three credit facilities with a bank (the "Bank"), each of which is secured by a first mortgage lien on property the Company acquired in Newtown, CT: (i) a Bridge Loan in the original principal amount of $1,600,000; (ii) a Line of Credit of up to $1,500,000; and (iii) a Term Loan in the original principal amount of $427,000.

The Bridge Loan which bore interest at the Bank's base lending rate plus one-half percent (9.0% at March 31, 1998), was repaid in full in December 1997.

The Line of Credit is used by the Company for working capital. The Line of Credit bears interest, at the Company's option, at either the Bank's base lending rate (8.5% at March 31, 1998) or LIBOR plus 2.5% (8.19% at March 31,
1998). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at March 31, 1998 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. In the event of the prepayment of any portion of the Line of Credit during any period in which the Line of Credit bears interest at a LIBOR rate, Sonics will be obligated to pay the Bank a breakage fee relating to the LIBOR interest component. The Line of Credit is also secured by all of the Company's assets.

     The proceeds of the Term Loan were used to pay in full a term loan with another bank with interest and principal totaling $427,000. The term loan with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The outstanding principal amount of the Term Loan at May 15, 1998 is $345,972, which bears interest, at Sonics' option, at either the Bank's base lending rate (8.5% at March 31, 1998) or LIBOR plus 2.5% (8.19% at March 31, 1998). The principal of the Term Loan must be paid in 36 equal monthly installments of $11,861, which commenced on November 1, 1997 and the entire remaining principal balance will mature and be due and payable on October 1, 2000. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above. The Term Loan is also secured by all of the Company's assets.

     In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The proceeds were used in part to pay in full the outstanding interest and principal due on the Bridge Loan discussed above. The remaining proceeds are to be used exclusively for the purchase and preparaion of the Company's new facilities, and to purchase new machinery and equipment. The Company has used a total of $1,369,518 of the proceeds for these purposes through March 31, 1998. Unapplied funds have been invested in short-term securities. The Bonds, held by the Bank, mature in November 2017, and bear interest at 75% of the Bank's base lending rate (6.4 % at March 31, 1998). The Company is to begin to redeem the principal in 228 equal monthly installments of $16,700 beginning December 1998.

     NOTE 6:  Recently Issued Accounting Pronouncements
In June 1997, SAFS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures About Segmens of an Enterprise and Related Information" were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components, and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employers' Disclosure About Pensions and Other Post-retirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

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

RESULTS OF OPERATIONS

     Three months ended March 31, 1998 compared to three months ended March 31, 1997.

     Net sales. Net sales for the quarter ended March 31, 1998 increased $507,000 or 20.4%. This increase is the result of the acquisition and consolidation of Tooltex.

     Cost of Sales. Cost of sales increased from 51.8% of sales for the three months ended March 31, 1997 to 59.7% of sales for the three months ended March 31, 1998. A portion of this increase is attributable to increased coast of sales associated with the acquisition and consolidation of Tooltex. In addition, the Company has experienced increased costs associated with the manufacture of the vibration welder in connection with the continuing redesign of the product for better cost effectiveness. These factors, combined with a change in the sales product mix, account for this increase in cost of sales as a percent of sales.

     Selling Expenses. Selling expenses for the third quarter of fiscal 1998 increased $16,000 or 2.1% over the same period in fiscal 1997. As a percentage of net sales, these expenses remained relatively constant, decreasing to 27.0% for the three months ended March 31, 1998 from 31.8% for the three months ended March 31, 1997. This increase is primarily a result of the acquisition and consolidation of Tooltex.

     General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 1998 increased $176,000 or 85.7% over the third quarter of fiscal 1997. As a percentage of net sales, these expenses increased to 12.8% from 8.3% over the same period in fiscal 1997. This increase is a result of increased professional fees as well as the acquisition and consolidation of Tooltex. The Company began consolidating the financial results of Tooltex as of July 1, 1997. As such, the March 1998 quarter reflects consolidated results, whereas the comparable 1997 quarter does not.

     Research and Development Expenses. Research and development expenses remained relatively constant over the two periods, increasing $9,900 or 7.5%. This increase is primarily attributable to testing of the Company's Vibra-Surge ultrasonic aspirator to certify the product of sale in European markets.

     Interest Income. Interest income for the third quarter of fiscal 1998 increased by $28,000 over the same period in fiscal 1997. This is the result of the investment of the proceeds from the Industrial Revenue Bond issue discussed further under Liquidity and Capital Resources.

     Interest Expense. Total interest expense increased by $14,000 or 155.7%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut. A more detailed explanation of the new credit facilities can be found in Liquidity and Capital Resources. The Company also had higher average borrowings on it's line of credit than in the third quarter of fiscal 1997.

     Income Taxes. Total income tax expense for the three months ended March 31, 1998 decreased $46,000 or 109.2% compared to the three months ended March 31, 1997. The lower provision is the result of lower income before taxes, offset by an increase in non-deductible expenses, namely, amortization of goodwill arising from the acquisition of Tooltex.

Nine months ended March 31, 1998 compared to nine months ended March 31, 1997.

     Net sales. Net sales for the nine months ended March 31, 1998 increased $1,157,000 or 14.9% over the same period in fiscal 1997. This increase is primarily the result of the acquisition and consolidation of Tooltex, offset by decreased sales volume generated by the Company's Aston, PA division.

     Cost of Sales. Cost of sales increased $1,124,000, from 51.7% of sales for the nine months ended March 31, 1997 to 57.6% of sales for the nine months ended March 31, 1998. This increase is partially attributable to the acquisition and consolidation of Tooltex. In addition, cost of sales for the nine months ended March 31, 1998 was 55.5% of sales, excluding the effect of the consolidation of Tooltex, compared to 51.7% for the same period last year. The Company has experienced increased costs associated with the manufacture of the vibration welder in an effort to redesign the product for better cost effectiveness. These factors, combined with a change in the product mix, account for this increase in cost of sales as a percent of sales.

     Selling Expenses. Selling expenses for the first nine months of fiscal 1998 increased $71,000 or 3.0% over the same period in fiscal 1997. As a percentage of net sales these expenses decreased to 27.1% from 30.3% over the same period in fiscal 1997. This decrease in selling expenses as a percentage of net sales is a result of the Company maintaining fixed costs while increasing sales.

     General and Administrative Expenses. General and administrative expenses for the first six months of fiscal 1998 increased $292,000 or 40.7% over the same period in fiscal 1997. As a percentage of net sales, these expenses increased to 11.3% from 9.2% over the same period in fiscal 1997. This increase is a result of increased professional fees as well as the acquisition and consolidation of Tooltex. The Company began consolidating the financial results of Tooltex as of July 1, 1997. As such, the first nine months of fiscal 1998 reflects consolidated results, whereas the comparable 1997 period does not.

     Research and Development Expenses. Research and development expenses increased $59,000 or 15.6% over the same period in fiscal 1997. The increase was primarily due to increased use of outside consulting services for several development projects in the first quarter.

     Interest Income. Interest income remained relatively constant, increasing approximately $4,000 or 3.7% over the same period in fiscal 1997.

     Interest Expense. Total interest expense increased by $78,000 or 128.6%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut. A more detailed explanation of the new credit facilities can be found under Liquidity and Capital Resources. The Company also had higher average borrowings on its line of credit than in the second quarter of fiscal 1997.

     Other Income. Other income for the nine months ended March 31, 1998 increased by $71,000, or 4,738% over the same period in fiscal 1997. This is the result of the acquisition and consolidation of Tooltex. Tooltex recognized approximately $62,000 resulting from the forgiveness of debts by its vendors.

     Income Taxes. Total income tax expense for the nine months ended March 31, 1998 decreased $143,000 or 100.0% compared to the nine months ended March 31, 1997. The lower provision is the result of lower income before taxes, offset by an increase in non-deductible expenses, namely, amortization of goodwill arising from the acquisition of Tooltex.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used approximately $802,000 during the nine months ended March 31, 1998 as a result of increased inventory and accounts receivable and a reduction in accounts payable balances. During the first nine months of fiscal 1998, the Company invested approximately $543,000 in new capital equipment and leasehold improvements and $2,175,000 in land and a building that will be used to consolidate the Company's manufacturing and office facilities. As of June 30, 1997, the Company's working capital was $5,942,000. As of March 31, 1998, the Company's working capital had decreased to 5,514,000 representing a decrease of approximately 13.3% over June 30, 1997 levels. This decrease is the result of increased current debt carried by the Company.

The Company's principal credit line is a $1,500,000 bank credit facility as described below.

On September 19, 1997, the Company entered into three credit facilities with a bank (the "Bank"), each of which is secured by a first mortgage lien on property the Company acquired in Newtown, CT: (i) a Bridge Loan in the original principal amount of $1,600,000; (ii) a Line of Credit of up to $1,500,000; and (iii) a Term Loan in the original principal amount of $427,000.

The Bridge Loan which bore interest at the Bank's base lending rate plus one-half percent (9.0% at March 31, 1998), was repaid in full in December 1997.

The Line of Credit is used by the Company for working capital. The Line of Credit bears interest, at the Company's option, at either the Bank's base lending rate (8.5% at March 31, 1998) or LIBOR plus 2.5% (8.19% at March 31,
1998). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at March 31, 1998 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. In the event of the prepayment of any portion of the Line of Credit during any period in which the Line of Credit bears interest at a LIBOR rate, Sonics will be obligated to pay the Bank a breakage fee relating to the LIBOR interest component. The Line of Credit is also secured by all of the Company's assets.

The proceeds of the Term Loan were used to pay in full a term loan with another bank with interest and principal totaling $427,000. The term loan with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The outstanding principal amount of the Term Loan at May 15, 1998 is $345,972, which bears interest, at Sonics' option, at either the Bank's base lending rate (8.5% at March 31, 1998) or LIBOR plus 2.5% (8.19% at March 31,
1998). The principal of the Term Loan must be paid in 36 equal monthly installments of $11,861, which commenced on November 1, 1997 and the entire remaining principal balance will mature and be due and payable on October 1, 2000. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above. The Term Loan is also secured by all of the Company's assets.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The proceeds were used in part to pay in full the outstanding interest and principal due on the Bridge Loan discussed above. The remaining proceeds are to be used exclusively for the purchase and preparaion of the Company's new facilities, and to purchase new machinery and equipment. The Company has used a total of $1,369,518 of the proceeds for these purposes through March 31, 1998. Unapplied funds have been invested in short-term securities. The Bonds, held by the Bank, mature in November 2017, and bear interest at 75% of the Bank's base lending rate (6.4 % at March 31, 1998). The Company is to begin to redeem the principal in 228 equal monthly installments of $16,700 beginning December 1998.

Management has initiated a company-wide program to prepare the Company's computer system and applications for the year 2000, as well as identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. Management cannot presently estimate the cost of this program; however such costs are not currently expected to be material to the Company's operations or financial condition. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

PART II - OTHER INFORMATION

Item 2.  Change in Securities.

(d) The Company completed its initial public offering of securities pursuant to a registration statement (No. 33-96414) that was declared effective on February 26, 1996. As of May 15, 1998, the Company has applied proceeds from the offering in the following approximate amounts to the following categories.

                                                           Amount of Payments
Repayment of Indebtedness                                     $1,670,000
Acquisition of other business                                     92,598
Working capital and general corporate use                      1,268,916
                                                           __________________
   Total                                                      $3,031,514
                                                           ==================


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

   3(i) Certificate of Incorporation of the Registrant, as amended. (Previously filed as Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414)
   3(ii) Amended By-laws of the Registrant. (Previously filed as Exhibit 3.2 of Registration Statement No. 33-96414)
   10(i) Form of Employment Agreement between the Registrant and Robert S. Soloff. (Previously filed as Exhibit 10.1 of Registration Statement No. 33-96414)
   10(ii) 1995 Incentive Stock Option Plan and form of Stock Option Agreement. (Previously filed as Exhibit 10.3 of Registration Statement No. 33-96414)
   10(iii) Original Office Lease and Amendments between the Registrant and Nicholas R. DiNapoli, Jr. DBA DiNapoli Holding Co. (Danbury, CT). (Previously filed as Exhibit 10.4 of Registration Statement No. 33-96414)
   10(iv)    Lease between Registrant and Aston Investment Associates (Aston,
             PA). (Previously filed as Exhibit 10.5 of Registration Statement No. 33-96414)
   10(v)     Amended lease between Registrant and Robert Lenert (Naperville,
             IL). (Previously filed as Exhibit 10.6 of Amendment No. 4 to Registration Statement No. 33-96414)
   10(vi) Lease between Registrant and Janine Berger (Gland, Switzerland). (Previously filed as Exhibit 10.7 of Registration Statement No. 33-96414)
   10(vii)   Form of Sales Representation Agreement.(Previously filed as Exhibit
             10.8 of Registration Statement No. 33-96414)
   10(viii)  Form of Sales Distribution Agreement. (Previously filed as Exhibit
             10.9 of Registration Statement No. 33-96414)
   10(ix) Consulting Agreement dated October 17, 1995 between the Registrant and Alan Broadwin. (Previously filed as Exhibit 10.10 of
             Amendment No. 3 of Registration Statement No. 33-96414)

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

                                   SONICS & MATERIALS, INC.

Date: May 15, 1998                 By /s/Robert S. Soloff
                                   ---------------------------
                                   Robert S. Soloff
                                   President, Chief Executive Officer,
                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                 Description                     Location of Exhibit in
  No.                                                Sequential Numbering System

3(i)      Certificate of Incorporation of the    Previously filed as Exhibit 3.1
          Registrant, as amended.                of Amendment No. 3 to
                                                 Registration Statement No.
                                                 33-96414
3(ii)     Amended By-laws of the Registrant.     Previously filed as Exhibit 3.2
                                                 of Registration Statement No.
                                                 33-96414
10(i)     Form of Employment Agreement between   Previously filed as Exhibit
          the Registrant and Robert S. Soloff.   10.1 of Registration Statement
                                                 No. 33-96414
10(ii)    1995 Incentive Stock Option Plan and   Previously filed as Exhibit
          form of Stock Option Agreement.        10.3 of Registration Statement
                                                 No. 33-96414
10(iii)   Original Office Lease and Amendments   Previously filed as Exhibit
          between the Registrant and Nicholas    10.4 of Registration Statement
          R. DiNapoli, Jr. DBA DiNapoli Holding  No. 33-96414
          Co. (Danbury, CT).
10(iv)    Lease between Registrant and Aston     Previously filed as Exhibit
          Investment Associates (Aston, PA).     10.5 of Registration Statement
                                                 No. 33-96414
10(v)     Amended lease between Registrant       Previously filed as Exhibit
          and Robert Lenert (Naperville, IL).    10.6 of Amendment No. 4 to
                                                 Registration Statement No.
                                                 33-96414
10(vi)    Lease between Registrant and Janine    Previously filed as Exhibit
          Berger (Gland, Switzerland).           10.7 of Registration Statement
                                                 No. 33-96414
10(vii)   Form of Sales Representation           Previously filed as Exhibit
          Agreement.                             10.8 of Registration Statement
                                                 No. 33-96414
10(viii)  Form of Sales Distribution             Previously filed as Exhibit
          Agreement.                             10.9 of Registration Statement
                                                 No. 33-96414
10(ix)    Consulting Agreement dated             Previously filed as Exhibit
          October 17, 1995 between the           Exhibit 10.10 of Amendment No.
          Registrant and Alan Broadwin.          3 of Registration Statement
                                                 No. 33-96414
10(x)     Agreement and Plan of Merger, dated
          as of July 25, 1997, among the
          Registrant, SM Sub, Inc., Tooltex,
          Inc. and the persons designated as
          the shareholders thereon (excluding
          schedules and annexes).  A list of
          omitted schedules and annexes
          appears on pages iv and v of the
          Agreement and Plan of Merger. The
          Registrant hereby undertakes to
          furnish supplementally a copy of
          any omitted schedule and annex to
          the Commission upon request.
          Incorporated by reference from
          Exhibit 2(a)of the Registrant's
          Form 8-K dated July 25, 1997.
10(xi)    Agreement of Merger dated July 25,    Incorporated by reference from
          1997, among the Registrant, SM Sub,   Exhibit 2(b) of the Registrant's
          Inc., and Tooltex, Inc.               8K dated July 25, 1997.
10(xii)   Credit Agreement, dated September     Previously filed with
          19, 1997 between Brown Brothers       Registrant's 10KSB dated
          Harriman & Co. and Registrant         September 25, 1997.
10(xiii)  Term Loan Note of Registrant          Previously filed with
          dated September 19, 1997, payable     Registrant's 10KSB dated
          to the order of Brown Brothers        September 25, 1997.
          Harriman & Co. in the original
          principal amount of $427,000.
10(xiv)   Line of Credit Note of Registrant     Previously filed with
          dated September 19, 1997, payable     Registrant's 10KSB dated
          to the order of Brown Brothers        September 25, 1997.
          Harriman & Co. in the original
          principal amount of $1,500,000.
10(xv)    Bridge Loan Note of Registrant        Previously filed with
          dated September 19, 1997, payable     Registrant's 10KSB dated
          to the order of Brown Brothers        September 25, 1997.
          Harriman & Co. in the original
          principal amount of $1,600,000.
10(xvi)   Open-End Mortgage Deed from           Previously filed with
          Registrant to Brown Brothers          Registrant's 10KSB dated
          Harriman & Co. dated September        September 25, 1997.
          19, 1997.
10(xvii)  General Security Agreement from       Previously filed with
          Registrant to Brown Brothers          Registrant's 10KSB dated
          Harriman & Co. dated September 19,    September 25, 1997.
          1997

27  Financial Data Schedule.                    Filed Herewith