Form 10KSB40
period 1998-06-30
SONICS & MATERIALS INC
filed 1998-09-28
CIK 1000166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1998.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to ________.

Commission File Number:  0-20753

                            SONICS & MATERIALS, INC.
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                        060854713
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

  53 Church Hill Road, Newtown, CT                              06470
(Address of Principal Executive Offices)                      (Zip Code)

         Issuer's Telephone Number, Including Area Code: (203) 270-4600

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

                  Yes |X|                       No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the most recent fiscal year were: $12,080,522

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Company's Common Stock on September 24, 1998, as reported on the Nasdaq SmallCap Market, was approximately $819,081. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 24, 1998, the issuer had outstanding 3,520,100 shares of Common Stock, par value $.03 per share, and 1,805,000 Warrants to purchase shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

Pursuant to Rule 12b-25 under the Securities and Exchange Act of 1934, as amended, Item 6, "Management's Discussion and Analysis or Plan of Operation",
Item 7, "Financial Statements", and Exhibit 27, "Financial Data Schedule" are omitted from this document. Such items will be included in an amendment to this Form 10-KSB.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

      Sonics & Materials, Inc. (the "Company" or "Sonics") designs, manufactures and sells (i) ultrasonic bonding equipment for the welding, joining and fastening of thermoplastic components, textiles and other synthetic materials, and (ii) ultrasonic liquid processors for dispersing, blending, cleaning, degassing, atomizing and reducing particles as well as expediting chemical reactions. To further address the needs of its customers, the Company also manufactures a spin welder and the vibration welder, both of which are used for the bonding of thermoplastic components.

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

      On July 25, 1997, the Company acquired Tooltex, Inc., an Ohio corporation ("Tooltex"), through a merger transaction (the "Merger"). Tooltex is a manufacturer of automated systems used in the plastics industry. Pursuant to an Agreement and Plan of Merger, dated July 25, 1997 (the "Plan of Merger"), among Sonics,(SM) Sub, Inc., an Ohio corporation and a wholly owned subsidiary of Sonics ("Sonics Sub"), Tooltex, and the shareholders of Tooltex, Tooltex was merged with and into Sonics Sub. Sonics Sub then changed its name to Tooltex, Inc. (the "Surviving Corporation"). Under the Plan of Merger the shareholders of Tooltex received, in exchange for 100% of the stock of Tooltex, (i) an aggregate of 70,000 shares of Sonics Common Stock, par value $.03 per share (the "Common Stock"), (ii) $70,000 and (iii) options to purchase 10,000 shares of Sonics Common Stock. The former shareholders of Tooltex have surrendered the 70,000 shares of Sonics Common Stock to the Company in satisfaction of certain indemnification obligations provided in the Plan of Merger.

      In September of 1997, the Company also formed a wholly owned subsidiary, Vibra-Surge Corporation, for the manufacture and sale of its ultrasonic surgical device. See "Products" below.

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

      Liquid Processors - Liquid processors, which are sold under the Company's trade name "Vibra-Cell" or under private label, are ultrasonic devices that disperse, break up, emulsify, atomize, mix and blend substances in a liquid or semi-liquid media. Substances affected by liquid processing include molecules, cells, tissues, fluids, chemicals and particles. These devices are available in different power configurations for low, medium and high volume applications with various capacities, features and accessories. Operating similarly to ultrasonic bonding systems and composed of many of the same components, liquid processors produce a different result because they are utilized in liquid, semi-liquid and powdered media.

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

      The Company also manufactures a liquid processor with a spray nozzle that atomizes fluids by producing ultra-fine sprays in precisely measured dosages or at extremely low flow rates. Utilized in laboratories and plants, ultrasonic atomizers can coat, moisten, or deposit micro-droplets of liquid on glass, fabric, paper, semiconductors, pharmaceuticals, ceramics or tubes. They are also used to apply silicone and Teflon, disinfect surfaces and lubricate small parts.

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

      Ultrasonic Surgical Instrument -- The Company has designed and developed an ultrasonic medical device, the Vibra-Surge(TM) System Model VS 2120 ("Vibra-Surge"), for the removal of soft tissue in general and reconstructive and plastic surgery. Sonics filed a patent application and a preliminary patent application covering Vibra-Surge(TM) with the U.S. Patent and Trademark Office on May 1, 1997. The preliminary patent application has been abandoned. It is not certain whether a patent for the remaining application will be issued or, if issued, that such patents will offer adequate protection or will not be challenged by the holders of prior or other patents issued or to be issued for similar purposes. The device received 510(k) clearance from the Food and Drug Administration (the "FDA") on July 25, 1997 which permits Sonics to market the device. In September 1997, Sonics created a wholly owned subsidiary, Vibra-Surge Corporation, which signed an exclusive distribution agreement with Sonimedix, Inc. ("Sonimedix") on September, 19, 1997. Under the distribution agreement, Sonimedix serves as the exclusive worldwide distributor of Vibra-Surge(TM). On September 25,

1997, Sonics transferred to Vibra-Surge Corporation all of its rights and obligations under the 510(k) FDA clearance and patent applications and all of the technology related to Vibra-Surge(TM).

      Industry Background

      Management believes that in recent years the market for ultrasonic bonding systems, and other plastic assembly systems has undergone steady and consistent growth. It appears that more companies are seeking to replace metal components with thermoplastics in order to reduce the weight of products or to capitalize on other special properties of synthetic substances. Consequently, ultrasonic bonding systems and related welding devices have been more extensively utilized in industrial processing and in new assembly applications. In contrast, management believes that the market for liquid processors in the past has experienced inconsistent growth and occasional contractions. To a certain extent, the past decline in sales of liquid processors in the research laboratory area has been offset by new and more extensive applications of such technology in other industries, such as the paint, chemical, petroleum and beverage industries, and medical industries. The market for liquid processors has only recently stabilized and appears to have resumed its growth. Ultrasonic food processing systems were introduced to the market place approximately three years ago. Sonics believes that while the market for these systems is relatively young, the market will expand as ultrasonics cutters are accepted as an alternative to conventional or waterjet cutters.

Manufacturing and Supply

      Sonics' manufacturing operations, conducted at its facilities located in Danbury, Connecticut, Aston, Pennsylvania, and Grove City, Ohio, are run on a batch basis in which a series of products move irregularly from station to station. The Company manufactures its products pursuant to historical and projected sales data as well as specific customer orders.

      Most supplies and materials required in the manufacture of the Company's products are available from many sources. Many of its suppliers are based in the same general locality as the Company's manufacturing operations. To date, Sonics has experienced few shortages and delays regarding supplies and materials. However, it is not certain that such shortages or delays may not have an adverse impact on Sonics' operations in the future. No one supplier accounted for more than 5% of its total purchases for inventory made in fiscal years 1997 or 1998. Although management believes that in all cases alternate sources of supplies can be located, a certain amount of time would inevitably be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its devices and systems for an indefinite period.

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

Maintenance and Service

      The Company offers warranties on all its products, including parts and labor, that range from one year to three years depending upon the type of product concerned. For the fiscal years ended June 30, 1997 and 1998, expenses attributable to warranties were approximately $77,000 and $66,000, respectively. Sonics performs repair services on all of its products sold domestically either at its Connecticut or Pennsylvania facilities or at customer locations. Servicing of foreign sales is usually handled by distributors abroad or in the Company's Swiss branch office regarding its devices sold in

Europe. These services are performed upon specific orders without contracts at various rates. The Company usually charges for the time that its employees expend on the task and the cost of the materials or parts involved in the repair. For the fiscal years ended June 30, 1997 and 1998, the Company had income of approximately $398,000 and $446,000, respectively, for out-of-warranty services performed. Company devices generally have a long operating life, and Sonics has repaired machines manufactured by it that are more than 28 years old.

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

Sales Representatives

      The Company's relationship with its sales representatives is usually governed by a written contract which is generally terminable by either party on 30 days prior notice. The contract provides for exclusive territorial and product representation and commissions payable to them on their sales depending on whether basic units or accessories are involved and typically covers ultrasonic bonding systems and liquid processors. OEM sales made by the Company are excluded from the commission arrangements. Generally, the sales representatives do not purchase for their own account, but merely sell Sonics' products on the Company's behalf. They also may represent other manufacturers but generally not those competitive with the Company's products. No one sales representative accounted for more than 5% of Sonics' sales in either fiscal year 1997 or 1998. The loss of such representatives representing in the aggregate significant sales may have a material adverse impact on the Company's business.

      USS sells its plastic welder under its division name. USS maintains a network of sales representatives in the United States different from those for Sonics' main product lines. The terms of these arrangements with its sales representatives are similar to the terms Sonics negotiates with its own sales representatives.

      The Company's wholly owned subsidiary, Tooltex, sells its automated systems under its corporate name, Tooltex, Inc. Tooltex's sales organization consists of two direct sales personnel, as well as two sales representatives.

Distributors

      Sales of Sonics' products to distributors are also generally made pursuant to written contracts. Under such contracts, distributors provide repair service and are prevented from selling devices competitive to the Company's products. Generally, payments must be made in U.S. dollars within 30 days of delivery of the product. Distribution arrangements are either exclusive or non-exclusive and are cancelable upon 30 days notice. The contracts generally exclude private label sales made by Sonics in the distributor's territory even if the relationship is of an exclusive type and typically covers sales of both ultrasonic bonding systems and liquid processor lines. The Company now also offers both its spin welder and vibration welder to its sales representatives and distributors. The Company also sells these products directly to end-users or under private label. The Company usually grants discounts to distributors, depending on the product and quantity sold. No one distributor accounted for more than 5% of Sonics' sales in either fiscal year 1997 or 1998. The loss of such distributors in substantial numbers or at key locations could have a material adverse effect on the Company's business. USS maintains separate but similar arrangements with at least three foreign distributors abroad.

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

Customers

      Sonics sells its products, directly or indirectly, to numerous customers, ranging in size from small companies to large Fortune 100 corporations. Its customers are end-users, original equipment manufacturers, system integrators and resellers as well as distributors. Many of its customers are repeat purchasers. None of its customers represented more than 5% of Sonics' sales for fiscal 1997 or 1998.

International Operations

      The Company's international activities are an important portion of its business. Approximately 37% and 28% of its sales for fiscal years 1997 and 1998, respectively, are attributable to sales of its products outside the United States. The Company also operates a branch office in Gland, Switzerland where it sells and services its ultrasonic devices for the European market except for the United Kingdom.

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

Backlog

      As of June 30, 1998, the Company's backlog was approximately $2,482,000 as compared with a backlog of $1,195,000 as of June 30, 1997. No one customer accounted for more than 10% of such backlog at June 30, 1998.

      Substantially all of the Company's backlog figures are based on written purchase orders executed by the customer and involve product deliveries and not engineering services. All orders are subject to cancellation.

Research and Development

      The Company maintains an engineering staff responsible for the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Engineering and research and development expenses were approximately $418,000 for fiscal 1997 and $544,000 for 1998. The Company attributes this increase to increased use of outside consulting services for several development projects. The Company does not expect to use outside consulting services as much in fiscal 1999.

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

      On February 23, 1996, the Company filed a patent application with the U.S. Patent and Trademark office for one of its bonding machines. However, this patent application has been abandoned. On May 1, 1997, the Company filed a patent application and a preliminary patent application with the U.S. Patent and Trademark Office covering its new ultrasonic surgical instrument. The preliminary patent application for the ultrasonic surgical instrument has been abandoned. The Company cannot predict whether a patent for the remaining patent application will be granted or the extent of protection which would be offered by a patent, if granted.

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

      On May 1, 1997, Sonics filed a patent application and a preliminary patent application for its ultrasonic surgical instrument, Vibra-Surge. The preliminary patent application has been abandoned. The Company has obtained 510(k) clearance from the FDA which permits the Company to market the device for aiding the removal of soft tissue in general surgery and plastic and reconstructive surgery. Vibra-Surge has signed an exclusive distribution agreement with Sonimedix for the sale and marketing of its ultrasonic surgical instrument.

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

Employees

      As of September 28, 1998, the Company, including its subsidiaries, had 115 full-time employees including its officers, of whom 65 were engaged in manufacturing, 3 in repair services, 9 in administration and financial control, 16 in engineering and research and development, and 17 in marketing and sales.

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

Company's Statement Regarding Forward Looking Statements

      Any statements in this Annual Report that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this Annual Report related to the Company's objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its USS products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra-Surge Corporation being able to successfully market its ultrasonic surgical device. It is also uncertain whether a patent will be granted for the Company's ultrasonic surgical device, or whether any related patent litigation may hinder the Company's ability to market the device. In addition, the Company's objectives of future growth, profitability, and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex. It is also uncertain whether the Company's recent cost cutting measures will result in increased profitability. See "Management's Discussion and Analysis or Plan of Operation."

Item 2. Description of Property

      The Company's primary manufacturing and office facility is located in Newtown, Connecticut in one 62,500 square foot steel and cinder block building (the "Newtown Property"). This facility is considered adequate for the Company's current needs, as well as its anticipated future requirements. The facility was purchased on September 19, 1997. The Company renovated the building and consolidated all of its former Danbury facilities into the Newtown Property in May of 1998. The Newtown Property was purchased for $1,265,000 and the cost of improvements to the property was approximately $2,200,000. The Company intends to lease 7,200 square feet of the building to an unrelated third party. Although no party has yet been identified, the Company believes that it will be able to find a lessee because there is minimal competition in Newtown for similar space. The Newtown Property is insured against fire and other casualty in an amount the Company believes to be adequate.

      The Newtown Property is encumbered by a first mortgage lien in favor of a bank ("Bank"), which secures two credit facilities dated September 19, 1997: (i) a revolving line of credit facility in the original principal amount of up to $1,500,000 (the "Line of Credit"), (ii) a term loan in the original principal amount of $427,000 (the "Term Loan"); and (iii) a Bridge Loan in the original principal amount of $1,600,000. On December 12, 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The proceeds were used in part to pay in full the outstanding interest and principal due on the Bridge Loan discussed above. The remaining proceeds were used for the purchase and preparation of the Newtown Property, and the purchase of new machinery and equipment. The Bonds mature in November 2017 and bear interest at 75% of the Bank's base lending rate (6.375% at September 22, 1998). The Company will redeem principal on the Bonds in 228 equal monthly installments of $16,700 beginning December 1998. The Company does not intend to use the proceeds from the Line of Credit or the Term Loan to acquire or improve the Newtown Property. For information about such borrowings, see "Management's Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources."

      The following table lists the Company's leased offices by location as of September 25, 1998, and certain other information:

                               Approximate
                                Total Area                         Approximate
                                Leased in       Expiration Date   Current Annual
                              Square Footage       of Lease           Rent(1)
                              --------------    ---------------   --------------
Aston, Pennsylvania..........      4,900      September 30, 2002     $40,300
Naperville, Illinois.........      2,000      December 31, 1998       14,400
Gland, Switzerland...........      3,000      January 31, 1998(2)     13,800
Garner, North Carolina.......        800      April 30, 1999           6,600
Grove City, Ohio(3)..........     13,600      July 26, 2002(2)        77,900

----------

(1) Includes proportionate cost of utilities, repairs, cleaning, snow removal, taxes and insurance.

(2)   Contains renewal option as listed below:

            Gland Switzerland.............1 year
            Grove City, Ohio..............5 years

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      From February 27, 1996 to July 24, 1998, the Common Stock and Warrants to Purchase Common Stock of the Company had been traded and quoted through the National Association of Securities Dealers Inc. ("NASDAQ") National Market System under the symbols "SIMA" and "SIMAW," respectively. As of July 24, 1998, the Company's Common Stock and Warrants to purchase Common Stock have been traded and quoted through the NASDAQ SmallCap Market under the same symbols used on NASDAQ's National Market System. The Company transferred to the NASDAQ SmallCap Market when its Common Stock and Warrants no longer satisfied the National Market System minimum maintenance requirements for the market capitalization of the Common Stock's public float.

      The following table sets forth the range of high and low bids for the Company's Common Stock and Warrants for the periods indicated as reported by NASDAQ.

                               Stock                     Warrants
                     --------------------------  --------------------------
  Quarter Ended          High          Low           High          Low
------------------   ------------  ------------  ------------  ------------
September 30, 1996      14 1/2       10 13/16       7 1/4         4 1/4
December 31, 1996       13 1/2        3 3/4         6 1/4           1/2
March 31, 1997           8 1/2        4             2 1/2           11/16
June 30, 1997            6 1/4        2 7/8         1 11/16         3/8
September 30, 1997       3 1/2        3 1/4           3/4           3/4
December 31, 1997        1 1/8          3/4           7/16          1/8
March 31, 1998           1 3/8        1 1/4           1/8           1/8
June 30, 1998            1 1/4        1 1/4           1/16          1/16

      The prices presented in the table are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices presented may not reflect actual transactions.

      On September 24, 1998, the closing price of the Common Stock of the Company, as reported by the NASDAQ SmallCap Market, was $13/16 per share, and the closing price of the Warrants, as reported by the NASDAQ SmallCap Market was $1/16 per Warrant. On September 22, 1998, the Company had 39 stockholders of record and 13 Warrant holders of record. The Company has been informed by its registrar and transfer agent that these are holders in nominee name. The Company believes that the number of beneficial holders is greater.

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

      In connection with the Company's initial public offering, on June 20, 1996 the Company filed with the Securities and Exchange Commission (the "SEC") a Form SR reporting the use of proceeds from such offering. Additional Forms SR were subsequently filed by the Company. As of September 23, 1998, the Company has applied proceeds from the offering in the following approximate amounts to the following categories.

                                                              Amount of Payments
                                                              ------------------
Repayment of Indebtedness                                        $ 1,670,000
Acquisition of other business                                         92,000
Working capital and general corporate use                          1,519,000
                                                                 -----------
Total                                                            $ 3,281,000

Item 6. Management's Discussion and Analysis or Plan of Operation

      To be filed pursuant to Rule 12b-25.

Item 7. Financial Statements

      To be filed pursuant to Rule 12b-25.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Information required by this Item 9 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of Sonics' fiscal year ended June 30, 1998, or October 28, 1998, relating to its 1998 Annual Meeting of Stockholders.

Item 10. Executive Compensation

      Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 1998, or October 28, 1998, relating to its 1998 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item 11 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 1998, or October 28, 1998, relating to its 1998 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

      Information required by this Item 12 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 1998, or October 28, 1997, relating to its 1998 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

     3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).
     3(ii) Amended By-laws of the Registrant (incorporated by reference from Exhibit 3.2 of Registration Statement No. 33-96414).
    10(i) Form of Employment Agreement between the Registrant and Robert S. Soloff (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-96414).
    10(ii) 1995 Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference from Exhibit 10.3 of Registration Statement No. 33-96414).
    10(iii)   Lease between Registrant and Aston Investment Associates (Aston,
              PA) (incorporated by reference from Exhibit 10.5 of Registration Statement No. 33-96414).
    10(iv)    Amended lease between Registrant and Robert Lenert (Naperville,
              IL) (incorporated by reference from Exhibit 10.6 of Amendment No. 4 to Registration Statement No. 33-96414).
    10(v) Lease between Registrant and Janine Berger (Gland, Switzerland) (incorporated by reference from Exhibit 10.7 of Registration Statement No. 33-96414).
    10(vi) Form of Sales Representation Agreement (incorporated by reference from Exhibit 10.8 of Registration Statement No. 33-96414).
    10(vii) Form of Sales Distribution Agreement (incorporated by reference from Exhibit 10.9 of Registration Statement No. 33-96414).

    10(viii) Agreement and Plan of Merger, dated as of July 25, 1997, among the Registrant,(SM) Sub, Inc., Tooltex, Inc., and the persons designated as the shareholders thereon (excluding schedules and annexes). A list of omitted schedules and annexes appears on pages iv and v of the Agreement and Plan of Merger. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule and annex to the Commission upon request. (incorporated by reference from Exhibit 2(a) of the Registrant's Form 8-K dated July 25, 1997).
    10(ix) Agreement of Merger, dated as of July 25, 1997, among the Registrant,(SM) Sub, Inc. and Tooltex, Inc. (incorporated by reference from Exhibit 2(b) of the Registrant's Form 8-K dated July 25, 1997).
    10(x) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant ( incorporated by reference from Exhibit (xii) of the Registrant's Form 10KSB for the year ended June 30, 1997).
    10(xi) Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit (xiii) of the Registrants Form 10KSB for the year ended June 30, 1997).
    10(xii) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit (xiv) of the Registrants Form 10KSB for the year ended June 30, 1997).
    10(xiii) Bridge Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,600,000 (incorporated by reference from Exhibit (xv) of the Registrants Form 10KSB for the year ended June 30, 1997).
    10(xiv) Open-End Mortgage Deed from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit (xvi) of the Registrants Form 10KSB for the year ended June 30, 1997).
    10(xv) General Security Agreement from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit (xvii) of the Registrants Form 10KSB for the year ended June 30, 1997).
    10(xvi) Loan Agreement between Connecticut Development Authority and Sonics & Materials dated December 1, 1997 (filed herewith).

    10(xvii)  Indenture of Trust between Connecticut Development Authority and
              Sonics & Materials, Inc. dated December 1, 1997 (filed herewith).
    10(xviii) Tax Regulatory Agreement between Connecticut Development
              Authority and Sonics & Materials, Inc., and Brown Brothers
              Harriman Trust Company as Trustee dated December 12, 1997 (filed herewith).
    21        Subsidiaries of the Registrant (filed herewith).
    27        Financial Data Schedule (to be filed pursuant to Rule 12b-25).

      (b) The Company filed a Current Report on Form 8-K on May 1, 1998 announcing the Company's Board of Directors' approval of Schneider, Ehrlich & Wengrover, LLP to perform its fiscal year 1998 audit and the termination of Grant Thornton, LLP as the Company's independent auditors.

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 1998


                                        SONICS & MATERIALS, INC.


                                        By:     /s/ ROBERT S. SOLOFF
                                           -------------------------------------
                                                  Robert S. Soloff
                                               Chairman and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                              Title                                  Date
       ---------                              -----                                  ----
  /s/ ROBERT S. SOLOFF          Chairman, President, Treasurer, Chief           September 25, 1998
   (Robert S. Soloff)             Executive and Chief Financial Officer

  /s/ LAUREN H. SOLOFF          Secretary and Director                          September 25, 1998
   (Lauren H. Soloff)

    /s/ Ronald Kalb             Director                                        September 25, 1998
     (Ronald Kalb)

  /s/ JACK T. TYRANSKY          Director                                        September 25, 1998
   (Jack T. Tyransky)

/s/ CHRISTOPHER S. ANDRADE      Accounting Manager                              September 25, 1998
 (Christopher S. Andrade)         Principal Accounting Officer

                                  Exhibit Index

Exhibit                                                       Location of Exhibit in
  No.                    Description                        Sequential Numbering System
  ---                    -----------                        ---------------------------
3(i)         Certificate of Incorporation of the             Incorporated by reference from
             Registrant, as amended.                         Exhibit 3.1 of Amendment No. 3
                                                             to Registration Statement No.
                                                             33-96414
3(ii)        Amended By-laws of the Registrant.              Incorporated by reference from
                                                             Exhibit 3.2 of Registration
                                                             Statement No. 33-96414
10(I)        Form of Employment Agreement between the        Incorporated by reference from
             Registrant and Robert S. Soloff.                Exhibit 10.1 of Registration
                                                             Statement No. 33-96414
10(ii)       1995 Incentive Stock Option Plan and form       Incorporated by reference from
             of Stock Option Agreement.                      Exhibit 10.3 of Registration
                                                             Statement No. 33-96414
10(iii)      Lease between Registrant and Aston              Incorporated by reference from
             Investment Associates (Aston, PA).              Exhibit 10.5 of Registration
                                                             Statement No. 33-96414
10(iv)       Amended lease between Registrant and            Incorporated by reference from
             Robert Lenert (Naperville, IL).                 Exhibit 10.6 of Amendment No. 4
                                                             to Registration Statement No.
                                                             33-96414
10(v)        Lease between Registrant and Janine Berger      Incorporated by reference from
             (Gland, Switzerland).                           10.7 of Registration Statement
                                                             No. 33-96414
10(vi)       Form of Sales Representation Agreement.         Incorporated by reference from
                                                             Exhibit 10.8 of Registration
                                                             Statement No. 33-96414
10(vii)      Form of Sales Distribution Agreement.           Incorporated by reference from
                                                             Exhibit 10.9 of Registration
                                                             Statement No. 33-96414
10(viii)     Agreement and Plan of Merger, dated as of       Incorporated by reference from
             July 25, 1997, among the Registrant,(SM)        Exhibit 2(a) of Registrant's
             Sub, Inc., Tooltex, Inc., and the persons       Form 8-K dated July 25, 1997
             designated as the shareholders thereon
             (excluding schedules and annexes).  A list
             of omitted schedules and annexes appears
             on pages iv and v of the Agreement and
             Plan of Merger.  The Registrant hereby
             undertakes to furnish supplementally a
             copy of any omitted schedule and annex to
             the Commission upon request.
10(ix)       Agreement of Merger, dated as of July 25,       Incorporated by reference from
             1997, among the Registrant,(SM) Sub, Inc.       Exhibit 2(b) of the Registrant's
             and Tooltex, Inc.                               Form 8-K dated July 25, 1997).
10(x)        Credit Agreement, dated September 19,           Incorporated by reference from
             1997, between Brown Brothers Harriman &         Exhibit 10 (xii) of the
             Co. and Registrant.                             Registrant's Form 10-KSB for the
                                                             year ended June 30, 1997
10(xi)       Term Loan Note of Registrant, dated             Incorporated by reference from
             September 19, 1997, payable to the order        Exhibit 10 (xiii) of the of
             Brown Brothers Harriman & Co. in the            Registrant's Form 10-KSB for the
             original principal amount of $427,000.          year ended June 30, 1997
10(xii)      Line of Credit Note of Registrant, dated        Incorporated by reference from
             September 19, 1997, payable to the order        Exhibit 10 (xiii) of the of
             Brown Brothers Harriman & Co. in the            Registrant's Form 10-KSB for the
             original principal amount of $1,500,000.        year ended June 30, 1997
10(xiii)     Bridge Loan Note of Registrant, dated           Incorporated by reference from
             September 19, 1997, payable to the order        Exhibit 10 (xv) of the of
             Brown Brothers Harriman & Co. in the            Registrant's Form 10-KSB for the
             original principal amount of $1,600,000.        year ended June 30, 1997
10(xiv)      Open-End Mortgage Deed from Registrant to       Incorporated by reference from
             Brown Brothers Harriman & Co. dated             Exhibit 10 (xiv) of the
             September 19, 1997.                             Registrant's Form 10-KSB for the
                                                             year ended June 30, 1997
10(xv)       General Security Agreement from Registrant      Incorporated by reference from
             to Brown Brothers Harriman & Co. dated          Exhibit 10 (xvii) of the
             September 19, 1997.                             Registrant's Form 10-KSB for the
                                                             year ended June 30, 1997
10(xvi)      Loan Agreement between Connecticut              Filed Herewith
             Development Authority and Sonics &
             Materials dated December 1, 1997
10(xvii)     Indenture of Trust between Connecticut          Filed Herewith
             Development

             Authority and Sonics & Materials, Inc.
             dated December 1, 1997
10(xviii)    Tax Regulatory Agreement between                Filed Herewith
             Connecticut Development Authority and
             Sonics & Materials, Inc., and Brown
             Brothers Harriman Trust Company as Trustee
             dated December 12, 1997
21           Subsidiaries of the Registrant (filed           Filed Herewith
             herewith).
27           Financial Data Schedule.                        To be filed pursuant to Rule
                                                             12b-25