Form 10KSB40/A
period 1998-06-30
SONICS & MATERIALS INC
filed 1998-10-13
CIK 1000166

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-KSB/A
--------------------------------------------------------------------------------

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

Any statements in this Annual Report that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this Annual Report related to the Company's objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its USS products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra-Surge Corporation being able to successfully market its ultra-sonic surgical device. It is also uncertain whether a patent will be granted for the Company's ultrasonic surgical device, or whether any related patent litigation may hinder the Company's ability to market the device. In addition, the Company's objectives of future growth, profitability, and financial returns are also subject to the wholly owned subsidiary, Tooltex. It is also uncertain whether the Company's recent cost cutting measures will result in increased profitability.

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

Results of Operations

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

      Net sales. Net sales for fiscal 1998 increased $1,253,000 or 11.6% over fiscal 1997. This increase is primarily the result of the acquisition and consolidation of Tooltex. If it were not for the effect of the acquisition and consolidation of Tooltex, sales would have decreased $268,000 or 2.5%. This is the result of decreased foreign sales to Asia and the Pacific Rim as a result of the economic crisis in the region, offset by increased domestic sales volume. In addition, the Company estimates lost sales of approximately $300,000 due to downtime associated with the move to its new headquarters in Newtown, Connecticut.

      Cost of Sales. Cost of sales increased $653,675, from 59.2% of sales for the year ended June 30, 1997 to 58.5% of sales for the year ended June 30, 1998. This increase is partially attributable to the acquisition and consolidation of Tooltex. Excluding the effect of the consolidation of Tooltex, cost of sales for the year ended June 30, 1998 was 57.0% of sales, compared to 59.2% for fiscal 1997. This decrease is primarily due to increased efficiencies in the assembly of the Vibration Welder.

      Selling Expenses. Selling expenses for fiscal 1998 increased $239,000, or 7.6% over fiscal 1997. As a percentage of net sales these expenses decreased to 28.1% in fiscal 1998 from 29.2% in fiscal 1997. This decrease in selling expenses as a percentage of net sales is a result of the Company maintaining fixed costs while increasing sales.

      General and Administrative Expenses. General and administrative expenses for fiscal 1998 increased $640,000, or 77.7% over fiscal 1997. As a percentage of net sales, these expenses increased to 12.1% in fiscal 1998 from 7.6% in fiscal 1997. This increase is partly the result of the acquisition and consolidation of Tooltex. The Company began consolidating the financial results of Tooltex as of July 1, 1997. As such, fiscal 1998 reflects consolidated results, whereas fiscal 1997 does not . In addition, the Company incurred approximately $62,000 of moving expenses relating to the move to its new headquarters in Newtown, Connecticut. The Company also incurred approximately $83,000 in expenses relating to a sales tax audit by the California State Board of Equalization. The audit pertained to sales made from April 1, 1986 to December 31, 1995.

      Research and Development Expenses. Research and development expenses increased $126,000 or 30.1% over fiscal 1997. The increase was primarily due to increased use of outside consulting services for several development projects. The Company intends to reduce the use of outside consulting services in fiscal 1999 as compared with fiscal 1998.

      Interest Income. Interest income increased approximately $45,000 or 37.4% fiscal 1997. This is mainly the result of the investment of the Industrial Revenue Bond proceeds awaiting disbursement. See Liquidity and Capital Resources.

      Interest Expense. Total interest expense increased by $139,900 or 175.8%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut. A more detailed explanation of the new credit facilities can be found under Liquidity and Capital Resources. The Company also had higher average borrowings on its line of credit than in fiscal 1997. The Company expects interest expense to increase in fiscal 1999 as a result of changes in its credit agreement with the Bank. See Liquidity and Capital Resources.

      Other Income. Other income for the year ended June 30, 1998 increased by $95,000 or 878.9% over fiscal 1997. This is primarily the result of the acquisition and consolidation of Tooltex. Tooltex recognized approximately $62,000 resulting from the forgiveness of debts by its vendors. In addition, Sonics recognized a gain of approximately $23,000 on the sale of U.S. Treasury Bonds in fiscal 1998.

      Income Taxes Total income tax expense for the year ended June 30, 1998 increased $20,000 or 104.3% compared to the year ended June 30, 1997. The higher provision is primarily the result of an increase in non-deductible expenses, namely, amortization of goodwill arising from the acquisition of Tooltex as well as the elimination of a deferred tax asset offset by a decrease in income before taxes.

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

Liquidity and Capital Resources

Operations of the Company used approximately $707,000 in fiscal 1998, as a result of increasing inventory and accounts receivable, while accounts payable decreased. In fiscal 1998, the Company invested $1,934,000 in its new headquarters in Newtown, Connecticut, including land, building, furniture and fixtures, and new machinery. The Company also used proceeds of $2,157,000 from its industrial revenue bonds for capital expenditures. In addition the Company invested approximately $177,000 in its new subsidiary, Tooltex, Inc. The Company was able to raise the funds necessary for these expenditures through the sale of certain short term investments and the financing activities described below.

On September 19, 1997, the Company entered into a new credit arrangement with a bank and repaid loans outstanding with its previous lender. The agreement, as amended on October 13, 1998, provides for four credit facilities, including (i) a Bridge Loan in the original principal amount of $1,600,000, (ii) a Line of Credit of up to $1,500,000, (iii) a term loan of $427,000, and (iv) a tax-exempt industrial development loan in the aggregate amount of $3,810,000.

The loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's new manufacturing facility in Newtown, CT. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth and a fixed charge coverage ratio, as defined. At June 30, 1998, the Company was in violation of certain covenants. The lender subsequently provided irrevocable waiver of default with respect to the credit facilities, and agreed to modify the financial covenant in order to enable the Company to remain in compliance with the conditions of the credit agreement as of June 30, 1998.

The Bridge Loan which bore interest at the Bank's base lending rate plus one-half percent was repaid in full in December 1997.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, as amended, at the Bank's base lending rate (8.5% at June 30, 1998). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at June 30, 1998 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The proceeds of the Term Loan refinanced a term loan with another bank with interest and principal totaling $427,000. The term loan with the other bank bore interest at such bank's loan pricing rate of interest plus one-half percent. The outstanding principal amount of the Term Loan at June 30, 1998 is $343,972, which bears interest, as amended, at the Bank's base lending rate (8.5% at June 30, 1998). The principal of the Term Loan was to be paid in 36 equal monthly installments of $11,861,which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due and payable on October 1, 2000. In July of 1998, however, the Company renegotiated the terms of the Term Loan. Beginning August 1, 1998, the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The bonds were purchased by the Company's current lender pursuant to the credit agreement. The proceeds were used in part to pay in full the outstanding interest and principal due on the Bridge loan discussed above. The remaining proceeds are to be used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. The Company has used a total of $2,157,000 of the proceeds for these purposes through June 30, 1998. Unapplied funds have been invested in short-term securities and are to be used to repay interest and principal due under the Industrial Revenue Bond. The Bonds, held by the Bank, mature in November 2017, and bear interest at 75% of the Bank's base lending rate (6.4 % at June 30, 1998). The Company is to begin to redeem the principal in 228 equal monthly installments of $16,700 beginning January 1999. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000, as amended. In connection with the IRB loan, the Company maintains a compensating balance of $400,000 with the Bank. These funds are invested in U. S. Treasury Bonds.

At June 30, 1998, the Company was in technical default of certain loan covenants. In the October 13, 1998 amendment to the Credit Agreement, the Bank waived any event of default arising from the breach of certain financial covenants at or prior to June 30, 1998, and modified those covenants to enable the Company to achieve compliance in subsequent periods.

Tooltex's principal credit facility is a term note in the original principal amount of $461,000, and is guaranteed by the Company. The loan is payable in forty-eight monthly installments of $9,604 plus interest at the prime rate plus 1 1/2%. The loan is secured by a first lien on the assets of Tooltex and is subject to various covenants. At June 30, 1998, the Company was in technical default of certain loan covenants with respect to the Tooltex term loan. On October 13, 1998, The Company and its lender entered into an amendment to the credit agreement. In that amendment, the lender waived any events of default arising from the breach of certain financial covenants at or prior to June 30, 1998, and modified those covenants to enable the Company to achieve compliance in subsequent periods.

The Company has instituted cost cutting measures in the form of lay-offs effective September 25, 1998. In total, the Company has reduced staffing by 11 people through these lay-offs and attrition. Through these staffing cuts and other cost saving measures to be put in place by Tooltex in the second quarter of fiscal 1999, the Company expects to save approximately $643,000 annually. The Company does not expect to see the full benefit of these cost savings until the second quarter of fiscal 1999.

Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. Management cannot presently estimate the cost of this program; however such costs are not currently expected to be material to the Company's operations or financial condition. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components, and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Post-retirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in fiscal 1999. The Company will be reviewing these pronouncements to determine their applicability, if any.

Impact of Inflation

      The Company does not believe that inflation significantly affected its results of operations for the 1998 fiscal year.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                    F-2 - F-3

Consolidated Financial Statements

       Balance Sheets                                                    F-4

       Statements of Income (Loss)                                       F-5

       Statement of Stockholders' Equity                                 F-6

       Statements of Cash Flows                                          F-7

       Notes to Financial Statements                                  F-9 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
       Sonics & Materials, Inc.

We have audited the accompanying consolidated balance sheet of Sonics & Materials, Inc. and its subsidiary as of June 30, 1998, and the related consolidated statements of loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. and its subsidiary as of June 30, 1998, and the results of their operations and their cash flows for the year, then ended, in conformity with generally accepted accounting principles.

SCHNEIDER EHRLICH & WENGROVER LLP

Woodbury, New York
September 15, 1998, except for Note P,
as to which the date is October 13, 1998.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
       Sonics & Materials, Inc.

We have audited the accompanying balance sheet of Sonics & Materials, Inc. as of June 30, 1997, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York
August 28, 1997

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,
                                                                      ------------------------------
                                                                           1997             1998
                                                                      ------------      ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $    271,593      $    503,305
  Short-term investments, including restricted funds of
    $400,000 at June 30, 1998                                            1,665,470           750,000
  Accounts receivable, net of allowance for doubtful accounts of
    $45,000 and $112,000 in 1997 and 1998                                1,854,118         2,370,960
  Inventories                                                            3,718,250         4,457,841
  Prepaid income taxes and income tax refunds receivable                   150,061            96,171
  Deferred income taxes                                                     80,000
  Other current assets                                                     137,562            33,116
                                                                      ------------      ------------

     Total current assets                                                7,877,054         8,211,393

  PROPERTY AND EQUIPMENT - NET                                             364,354         4,409,920

  GOODWILL - net of accumulated amortization of $55,503                                    1,054,547

  RESTRICTED CASH FROM INDUSTRIAL REVENUE BOND                                               309,371

  OTHER ASSETS - NET                                                       917,709           692,584
                                                                      ------------      ------------

     Total assets                                                     $  9,159,117      $ 14,677,815
                                                                      ============      ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Notes payable - bank                                              $    500,000      $  1,465,101
    Current maturities of long-term debt                                   116,600           354,978
    Accounts payable                                                       717,509         1,004,351
    Customer advances                                                       87,144           327,355
    Commissions payable                                                    235,203           123,676
    Other accrued expenses and sundry liabilities                          278,310           600,270
                                                                      ------------      ------------

      Total current liabilities                                          1,934,766         3,875,731

  LONG-TERM DEBT                                                           406,911         4,345,700
                                                                      ------------      ------------

      Total liabilities                                                  2,341,677         8,221,431

  COMMITMENTS - See Notes

  STOCKHOLDERS' EQUITY


    Common stock - par value $.03 per share; authorized 10,000,000 shares; issued and outstanding 3,520,100 shares at June 30,
      1997 and 1998                                                        105,603           105,603
    Additional paid-in capital                                           6,539,597         6,575,010
    Retained earnings (accumulated deficit)                                172,240          (224,229)
                                                                      ------------      ------------

      Total stockholders' equity                                         6,817,440         6,456,384
                                                                      ------------      ------------

      Total liabilities and stockholders' equity                      $  9,159,117      $ 14,677,815
                                                                      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Years ended June 30,
                                                     1997              1998
                                                 ------------      ------------

Net Sales                                        $ 10,827,525      $ 12,080,552
Cost of sales                                       6,410,584         7,064,259
                                                 ------------      ------------

   Gross Profit                                     4,416,941         5,016,293

Operating expenses:
   Selling                                          3,157,193         3,396,209
   General and administrative                         823,767         1,464,088
   Research and development                           418,465           544,452
                                                 ------------      ------------

      Total operating expenses                      4,399,425         5,404,749
                                                 ------------      ------------
Other income (expenses):

   Interest expense                                   (79,565)         (219,416)
   Interest and other income                          110,471           250,973
                                                 ------------      ------------

      Total other income (expenses)                    30,906            31,557
                                                 ------------      ------------

Income (loss) before income taxes                      48,422          (356,899)
Provision for income taxes                             19,368            39,570
                                                 ------------      ------------

      Net income (loss)                          $     29,054      $   (396,469)
                                                 ============      ============

Basic net income (loss) per share                $       0.01      $      (0.11)
                                                 ============      ============

Diluted net income (loss) per share              $       0.01      $      (0.11)
                                                 ============      ============

Shares used in basic per share computation          3,505,383         3,520,100

Incremental shares from issuance of common
  stock options and warrants                          627,904                --
                                                 ------------      ------------

Shares used in diluted per share computation        4,133,287         3,520,100
                                                 ============      ============

        The accompanying notes are an integral part of these consolidated financial statements

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Years ended June 30, 1997 and 1998

                                              Common Stock
                                         ----------------------    Additional   Retained Earnings
                                                         Par        Paid-in        (Accumulated    Stockholders'
                                          Shares        Value       Capital          Deficit)         Equity
                                         ---------   ----------  -------------   -------------    -------------
Balance - June 30, 1996                  3,500,100   $  105,003  $   6,417,126   $     143,186    $   6,665,315

Exercise of warrants for stock              20,000          600         97,471                           98,071
Exercise of options for warrants                                        25,000                           25,000
Net income                                                                              29,054           29,054
                                         ---------   ----------  -------------   -------------    -------------

Balance - June 30, 1997                  3,520,100      105,603      6,539,597         172,240        6,817,440

Issuance of common stock options                                        23,600                           23,600

Conversion of note payable to capital                                   11,813                           11,813
Net loss                                                                              (396,469)        (396,469)
                                         ---------   ----------  -------------   -------------    -------------

Balance - June 30, 1998                  3,520,100   $  105,603  $   6,575,010   $    (224,229)   $   6,456,384
                                         =========   ==========  =============   =============    =============

        The accompanying notes are an integral part of these consolidated financial statements

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Years Ended June 30,
                                                                                      1997              1998
                                                                                  ----------        ----------
Cash flows from operating activities
   Net income (loss)                                                              $   29,054        $ (396,469)
   Adjustments to reconcile net income (loss) to net cash used in operating activities
          Depreciation of property and equipment                                     141,308           323,060
          Amortization of goodwill                                                                      55,503
          Deferred income taxes                                                                         80,000
          Bad debt expense                                                                              15,000
          Loss on sale of equipment                                                                      6,085
          Increase (decrease) in cash flows from changes in operating assets and liabilities, net of effect of acquisition of Tooltex, Inc.:
                    Accounts receivable                                               99,823          (325,139)
                    Inventory                                                       (469,468)         (401,387)
                    Prepaid income taxes                                            (119,596)           75,669
                    Other assets                                                    (590,820)          289,666
                    Accounts payable and accrued liabilities                         135,788          (586,123)
                    Customer advances                                                                  156,837
                                                                                  ----------        ----------

          Net cash used in operating activities                                     (773,911)         (707,298)
                                                                                  ----------        ----------

Cashflows from investing activities, net of effect of acquisition of Tooltex,
    Inc.:
      Capital expenditures on property and equipment                                (125,632)       (1,934,481)
      Proceeds from sale of equipment                                                                    2,997
      Short-term investments                                                       1,362,562           915,470
      Acquisition of Tooltex, Inc. (net of cash acquired)                                             (176,595)
                                                                                  ----------        ----------

          Net cash provided by (used in) investing activities                      1,236,930        (1,192,609)
                                                                                  ----------        ----------

Cashflows from financing activities, net of effect of acquisition of Tooltex,
    Inc.:
      Payment of note payable - bank                                                                  (500,000)
      Proceeds from note payable - bank                                                              1,465,101
      Payment of capital lease obligations                                           (18,504)          (22,401)
      Payment of long-term debt                                                                       (628,784)
      Proceeds from long-term debt                                                   130,878         1,817,703
      Payment of demand note payable                                                (500,000)
      Proceeds from exercise of options and warrants                                 123,071
                                                                                  ----------        ----------

          Net cash provided by (used in) financing activities                       (264,555)        2,131,619
                                                                                  ----------        ----------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                                  198,464           231,712

Cash and cash equivalents at beginning of year                                        73,129           271,593
                                                                                  ----------        ----------

Cash and cash equivalents at end of year                                          $  271,593        $  503,305
                                                                                  ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements


Supplemental disclosures of cash flow information:
    Cash paid during year
       Interest                                                                   $  122,000        $   197,090
                                                                                  ==========        ===========
       Income taxes (refunded)                                                    $  149,000        $  (136,281)
                                                                                  ==========        ===========
Supplemental schedule of noncash investing and financing activities:
       Proceeds from Industrial Revenue Bond                                                        $ 3,810,000
       Repayment of Bridge Loan                                                                      (1,343,538)
       Purchase and preparation of new facility                                                      (2,157,091)
                                                                                                    ===========

          Restricted cash from Industrial Revenue Bond                                              $   309,371
                                                                                                    ===========

Conversion of note payable to capital                                                               $    11,813
                                                                                                    ===========

Value of common stock options issued in Tooltex, Inc. acquisition                                   $    23,600
                                                                                                    ===========

Value of capital assets acquired through capital lease obligations                $   78,324        $    95,000
                                                                                  ==========        ===========

        The accompanying notes are an integral part of these consolidated financial statements

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

NOTE A -    BUSINESS

            Sonics & Materials, Inc. (the "Company") is a manufacturer and distributor of ultrasonic assembly and liquid processing machinery and equipment. Sales are made throughout the United States, Europe, Asia, South America and Australia. The Company's headquarters and principal manufacturing operations are located in Newtown, Connecticut.

            In July 1997, the Company acquired all of the issued and outstanding stock of Tooltex, Inc. ("Tooltex"), a manufacturer of automated systems used in the plastics industry. Tooltex is located in Grove City, Ohio (See Note C).

NOTE B -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of consolidation

            The Tooltex acquisition has been accounted for as a purchase, and accordingly, the operations of Tooltex are included in the accompanying financial statements as of the beginning of fiscal 1998. (The sales and operations of Tooltex for the period from July 1, 1997 to July 25, 1997, the closing date, were not significant). All material intercompany balances and transactions have been eliminated in consolidation.

            Inventories

            Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

            Property and Equipment

            Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation using both the declining-balance and straight-line methods is designed to amortize the cost of various classes of assets over their estimated useful lives, ranging generally from five to seven years. The building is being depreciated on a straight-line basis over 40 years. Leasehold improvements are amortized over the shorter of the life of the related asset, or the term of the lease. Expenditures for replacements are capitalized and the replaced items are retired. Maintenance and repairs are expensed as incurred.

            Use of Estimates

            Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the allowance for doubtful accounts receivable, warranty reserves, and the valuation allowance for deferred tax assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            Amortization of Goodwill

            Goodwill related to the acquisition of Tooltex is amortized using the straight-line method over a 20 year period. Amortization expense was $55,503 for the year ended June 30, 1998.

            Long-lived assets

            In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

            Income Taxes

            The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

            Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

            Stock options

            In fiscal 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option plans, using the fair value method, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, as allowed under SFAS No. 123, to account for its employee stock-based compensation plans, and to include the required pro forma disclosures based on fair value accounting. The adoption of SFAS No. 123 has not had a material effect on the Company's financial position or results of operations.

            Income (loss) per share

            Effective June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options and warrants using the treasury stock method. Common stock options and warrants have not been included in the fiscal 1998 loss per share computation because their inclusion would be anti-dilutive. Earnings per share data for fiscal 1997 have been restated to conform with the provisions of SFAS No. 128. The impact of the change was immaterial.

            Recently Issued Accounting Pronouncements

            In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components, and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Post-retirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in fiscal 1999. The Company will be reviewing these pronouncements to determine their applicability, if any.

            Cash Equivalents

            For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            Revenue Recognition

            Revenue is recognized upon the shipment of finished merchandise to customers. Allowance for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized.

            Research and Development Costs

            Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

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

            Advertising Costs

            All costs related to advertising are expensed in the period incurred. Advertising costs were approximately $217,000 and $267,000 for the years ended June 30, 1997 and 1998, respectively.

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            Reclassification

            Certain items in the 1997 financial statements have been reclassified to conform with the current year's presentation.

NOTE C -    ACQUISITION OF TOOLTEX

            On July 25, 1997, the Company acquired, through a newly formed wholly-owned subsidiary, 100% of the stock of Tooltex. The stockholders received, in exchange for their Tooltex shares, (i) an aggregate of 70,000 shares of the Company's common stock, (ii) $70,000 in cash, and (iii) options to purchase 10,000 shares of the Company's common stock.

            Subsequent to closing, certain preacquisition contingencies relating to open Tooltex work orders were resolved at a net cost of approximately $259,000. In accordance with the terms of the merger agreement, the Tooltex selling stockholders agreed to indemnify the Company for these and any subsequent claims by surrendering the 70,000 shares of common stock issued as consideration. The shares were valued at $205,800 at the time of issuance and had remained in escrow since the closing. The Company does not believe there are any significant unresolved contingencies relating to the Tooltex acquisition as of June 30, 1998.

            In connection with the acquisition, the Company also entered into a five-year triple net lease with BPT, Limited ("BPT), an entity owned by the Tooltex stockholders, for the use of Tooltex's present facility at an annual rent of $77,900. The Company also received a promissory note from BPT for $25,000, as modified, representing amounts owed by BPT to Tooltex. The note is being repaid in 48 equal installments of $535 per month, including interest at 2% per annum. The balance of $19,529 at June 30, 1998 is included in Other Assets.

            For the year ended June 30, 1997, the Company had sales to Tooltex of approximately $83,000 and at June 30, 1997 had a receivable balance from Tooltex of approximately $254,000, which was forgiven at closing. The following unaudited pro forma consolidated information reflects the results of operations of the Company as if the acquisition of Tooltex had occurred as of the beginning of fiscal 1997:

             Net Sales                                          $ 12,688,523
             Loss before income taxes                           $   (346,707)
             Net loss                                           $   (242,644)
             Basic and diluted net loss per share               $       (.07)

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

NOTE D -    SHORT-TERM INVESTMENT

            At June 30, 1998, the Company owned a $750,000 U.S. Treasury note bearing interest at 5.5% per annum and maturing in February 1999. Under terms of its bank credit agreement, as amended, the Company is required to maintain a total of $400,000 in marketable securities with its lender.

            At June 30, 1997, the short-term investment was comprised of a U.S. Government agency issue. The investments are classified as available-for-sale and reported at fair value on the Company's balance sheets. Quoted market prices have been used to determine fair value of the investments.

NOTE E -    INVENTORIES

            Inventories consist of the following:

                                                              June 30,
                                                        1997            1998
                                                   ------------     ------------

            Raw materials                          $    956,073     $  1,104,223
            Work-in-process                           1,909,256        2,590,017
            Finished goods                              852,921          763,601
                                                   ------------     ------------

                                                   $  3,718,250     $  4,457,841
                                                   ============     ============

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

NOTE F -    PROPERTY  AND EQUIPMENT

            A summary of property and equipment follows:

                                                             June 30,
                                                     1997               1998
                                                ------------       ------------

            Land                                $          -       $    462,486
            Building                                       -          3,212,507
            Trade show booth                          50,494             50,494
            Machinery and equipment                  675,409            857,241
            Tooling                                  105,453            135,158
            Office furniture and equipment           152,830            275,471
            Leasehold improvements                   186,851             34,851
            Automobiles                               32,408             60,441
            Data processing equipment                455,794            651,661
                                                ------------       ------------

                                                   1,659,239          5,740,310
            Less:  Accumulated depreciation        1,294,885          1,330,390
                                                ------------       ------------

                                                $    364,354       $  4,409,920
                                                ============       ============

            In September 1997, the Company closed on the purchase of commercial property located in Newton, Connecticut, to be used for a new manufacturing facility and corporate headquarters. The Company paid a cash price of $1,265,000, which was financed principally from loans provided under a new bank credit facility. The credit facility is also financing improvements to the property (see Note I).

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

NOTE G -    OTHER ASSETS

            At June 30, 1997 and 1998, the major components of other assets were:

                                                                  June 30,
                                                             1997         1998
                                                         ----------   ----------
            Demonstration equipment - net of accumulated
              depreciation of $242,525 and $360,757
              for 1997 and 1998, respectively            $  338,024   $  529,125
            Other accounts receivable                       254,185       19,529
            Security deposits                               142,298       13,348
            Other                                           183,202      130,582
                                                         ----------   ----------

                                                         $  917,709   $  692,584
                                                         ==========   ==========

            Demonstration equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the declining-balance method over the estimated useful life of seven years. The net book value is used to calculate any gain or loss on sale of the related demonstration equipment.

NOTE H -    OTHER ACCRUED EXPENSES AND SUNDRY LIABILITIES

            At June 30, 1997 and 1998, the major components of other accrued expenses and sundry liabilities were:

                                                                 June 30,
                                                            1997         1998
                                                       ----------    ----------

              Accrued compensation                     $  143,975    $  242,445
              Professional fees                            63,637        28,210
              Other                                        70,698       329,615
                                                       -----------   ----------

                                                       $  278,310    $  600,270
                                                       ===========   ==========

NOTE I -    BANK AND OTHER DEBT

            On September 19, 1997, the Company entered into a new credit arrangement with a bank and repaid loans outstanding with its previous lender. The agreement, as amended on December 12, 1997, provides for four credit facilities, including (i) a Line of Credit of up to $1,500,000, (ii) a Bridge Loan of up to $1,600,000, (iii) a term loan of $427,000, and (iv) a tax-exempt industrial development loan in the aggregate amount of $3,810,000.

            The loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's new manufacturing facility in Newtown, CT. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth and a fixed charge coverage

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            ratio, as defined. At June 30, 1998, the Company was in violation of certain covenants. The lender subsequently waived any events of default under the credit agreement and the bond indenture arising from the violations (see Note P).

            Notes payable - bank

            Outstanding indebtedness against the bank line of credit is evidenced by a note bearing interest, at the Company's option, at either the bank's base lending rate (8.5% at June 30, 1998) or LIBOR (5.625% at June 30, 1998) plus 2.25%. Advances under the line of credit are at the bank's sole discretion, are due on demand, and are limited to the lesser of $1,500,000 or a percentage of the Company's available borrowing base, as defined. This facility refinanced a $1,000,000 working capital loan with another lender. Outstanding borrowings under the former line of credit were evidenced by notes payable bearing interest at prime rate plus 1/2%.

            Long-term debt
                                                              June 30,
                                                       1997             1998
                                                  ------------      -----------

            (a)   Industrial Revenue Bond         $          -      $ 3,810,000
            (b)   Bank term loan                                        343,972
            (c)   Bank term loan                                        355,354
            (d)   Capital lease obligations             73,511          146,112
            (e)   Bank term loan                       450,000
            (f)   Other loans                                            45,240
                                                  ------------      -----------

                                                       523,511        4,700,678
            Less:  Current portion                    (116,600)        (354,978)
                                                  ------------      -----------

            Long-term debt                        $    406,911      $ 4,345,700
                                                  ============      ===========

            (a) Industrial Revenue Bonds issued in December 1997 through the Connecticut Development Authority in the principal amount of $3,810,000. The bonds were purchased by the Company's current lender pursuant to the credit agreement. Interest on principal balances is payable at the rate of 75% of the bank's base lending rate. Principal will be repaid in 228 equal installments of $16,711 commencing in January 1999. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing on December 31, 2002.

                  The proceeds were used in part to refinance $1,343,538 of the outstanding balance of the Bridge Loan in the original amount of $1,600,000. The Bridge Loan had been provided for the purpose of financing the acquisition and construction of the Company's new manufacturing facility, and carried interest at the Bank's base lending rate plus 1/2%. The

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

                  remaining proceeds from the bonds are to be used exclusively for the construction of the Company's new plant, and to purchase new machinery and equipment. The Company has used a total of $2,157,091 for these purposes through June 30, 1998. Unapplied funds are invested in short-term securities and recorded as restricted cash in the accompanying consolidated balance sheet at June 30, 1998.

            (b) Term loan in the original amount of $427,000. The loan, as amended on July 21, 1998, is payable in nine monthly installments of $11,861 through July 1, 1998, fifty-one monthly installments of $6,279, and a final payment of the remaining principal balance on October 1, 2002. The loan bears interest, at the Company's option, at either the bank's base lending rate or LIBOR plus 2.25%. Proceeds were used to refinance outstanding indebtedness to the Company's previous lender.

            (c) Indebtedness of Tooltex in the original amount of $461,000, guaranteed by the Company. The loan is payable in forty-eight monthly installments of $9,604 plus interest at the prime rate plus 3/4%. The loan is secured by a first lien on the assets of Tooltex and is subject to various covenants. At June 30, 1998, the Company was in violation of the loan covenants and requested a waiver from the lender. The lender subsequently issued a waiver of default with respect to the loan
                  (see Note P).

            (d) The Company has entered into four equipment leases which qualify for capitalization under applicable accounting guidelines. The leases expire at various dates through 2003.

            (e) Term loan provided by the Company's previous lender, payable in sixty equal installments plus interest at the prime rate plus 1/2%. The loan was repaid in September 1997 out of the proceeds of the Company's new term loan.

            (f) Equipment loans payable in thirty-six equal installments, secured by financed assets.

            The aggregate maturities of long-term debt for the next five fiscal years are as follows:

                                 Year ending
                                  June 30,
                                 -----------

                                    1999                       $   354,978
                                    2000                           451,869
                                    2001                           440,041
                                    2002                           315,684
                                    2003                           247,584

NOTE J -    STOCKHOLDERS' EQUITY

            Warrants

            In connection with its initial public offering in 1996, the Company issued common stock purchase warrants to purchase 1,725,000 shares of its common stock at an exercise price of $6.00. A total of 20,000 warrants were exercised during the year ended June 30, 1997.

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            Also in fiscal 1997, the Company's Underwriter exercised an option to purchase 100,000 common stock purchase warrants for $.25 per warrant. The warrants have the same terms as those issued in the public offering.

            At June 30, 1998, there were 1,805,000 warrants outstanding, all of which expire in February 2001.

            Capital contribution

            During the year ended June 30, 1998, the Company's President and principal stockholder contributed $11,813 to permanent capital, representing the balance of a note payable due to him.

            Paid-in Capital

            The Company has valued certain stock options issued during fiscal 1998 at $23,600, which amount has been credited to additional paid-in capital.

            Incentive Stock Option Plan

            The Company has reserved a total of 250,000 shares for issuance under its Incentive Stock Option Plan (the "Plan"). Options may be granted to officers, directors, and other key Company employees. Options granted under the Plan are intended to qualify as incentive stock options as defined in the Internal Revenue Code of 1986, as amended.

            The Plan is administered by the Board of Directors and a Committee presently consisting of two members of the Board that determine which persons are to receive options, the number of options granted and their exercise prices. In the event an optionee voluntarily terminates employment with the Company, the optionee has the right to exercise his accrued options within thirty (30) days of such termination. However, the Company may redeem any accrued options held by each optionee by paying the difference between the option exercise price and the then fair market value.

            All employee options issued to date under the Plan have a five-year term and vest evenly over the first three years commencing on the date of grant. Director options vest over a one-year period. At June 30, 1998, there were 162,500 shares available for future grant under the Plan.

            Nonqualified Stock Options

            The Company has also granted a nonqualified stock option for 10,976 shares of common stock to an officer at an option price of $.31 per share, and a nonqualified stock option to another officer for 274,390 shares of common stock at an option price of $1.03 per share. These options expire on January 1, 2004.

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            Summary Information

            The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for the stock option awards in fiscal 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income would have decreased by approximately $29,000 and earnings per share would have been reduced by $.01 per share in 1997, and the net loss would have increased by approximately $30,000 and earnings per share would have been reduced by $.01 per share in 1998. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

            The weighted average fair value at date of grant for all options granted was $1.41 per option in 1997 and $.79 in 1998. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        1997             1998
                                                       ------          -------
            Expected stock price volatility              17.0%           46.5%
            Expected life of options                   5 years         4 years
            Risk-free interest rate                      5.55%           5.82%
            Expected dividend yield                         0%              0%

            For the two years ended June 30, 1998, option activity was as follows:

                                                            Incentive Options             Nonqualified Options
                                                      -----------------------------  -----------------------------
                                                                                                  Weighted-average
                                                      Number of    Weighted-average  Number of       Exercise
                                                       Shares      Exercise Price     Shares           Price
                                                      ---------    ----------------  ---------    ----------------
              Outstanding at June 30, 1996              69,500         $5.00          285,366         $1.00

              Granted                                    2,000          3.50
              Exercised
              Canceled
                                                      ---------    ----------------  ---------    ----------------

              Outstanding at June 30, 1997              71,500          4.96          285,366          1.00

              Granted                                   26,000          1.88           10,000          1.63
              Exercised
              Canceled                                 (10,000)         5.00
                                                      ---------    ----------------  ---------    ----------------

              Outstanding at June 30, 1998              87,500         $4.04          295,366         $1.02
                                                      =========    ================  =========    ================

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            The following table summaries information about stock options outstanding at June 30, 1998:

                                            Options Outstanding                            Options Exercisable
                        ----------------------------------------------------------     -------------------------------
                                                                         Weighted-
                                                                          average
                          Range of                                       Remaining
                          Exercise         Number     Weighted-average  Contractual       Number      Weighted-average
                           Prices       Outstanding    Exercise Price      Life        Exercisable    Exercise Price
                        -----------     -----------   ----------------  -----------    -----------    ----------------
                           $.031            10,976          $0.31        5.5 years         10,976          $0.31
                        1.03 - 1.63        300,390           1.06        5.5 years        274,390           1.03
                        2.94 - 3.50         12,000           3.50        4.0 years            666           3.03
                        3.50 - 5.00         59,500           5.00        2.7 years         39,667           5.00
                                        -----------                                    -----------
                                           382,866                                        325,699
                                        ===========                                    ===========

NOTE K -    COMMITMENTS

            Leases

            The Company leases certain facilities and vehicles under lease agreements that are classified as operating leases and expire in various years through 2003.

            The following is a schedule of future minimum lease payments for operating leases as of June 30, 1998:

                            Year ending
                             June 30,
                            -----------

                               1999                                  $   150,491
                               2000                                      116,701
                               2001                                      113,253
                               2002                                      114,091
                               2003                                       15,616
                                                                     -----------

                                                                     $   510,152
                                                                     ===========

            Rental expense for operating leases totaled approximately $279,000 and $378,691 for the years ended June 30, 1997 and 1998, respectively.

            Employment contracts

            In connection with the Tooltex acquisition, the Company entered into five-year employment agreements with the two Tooltex stockholders. The agreements each provide for initial annual

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            salaries of $75,000, with annual increases equal to the rate of inflation, up to 5%, and various fringe benefits. The agreements also contain bonus provisions based on annual sales increases.

            The Company has a three-year employment agreement with its President, which was scheduled to expire at the end of fiscal 1998. The Company's board of directors approved a three-year contract extension prior to expiration. Pending approval of new terms, the officer will continue to serve as President under the same terms and conditions in effect on June 30, 1998.

NOTE L -    INCOME TAXES

            The components of the provision for taxes on income are as follows:

                                                        Year ended June 30,
                                                      -----------------------
                                                        1997            1998
                                                      -------        --------
            U.S.  Federal
                Current                               $16,463        $(40,430)
                Deferred                                    -          68,000
                                                      -------        --------

                                                       16,463          27,570
                                                      -------        --------
                State
                Current                                 2,905               -
                Deferred                                    -          12,000
                                                      -------        --------

                                                        2,905          12,000
                                                      -------        --------

                Total income tax provision            $19,368        $ 39,570
                                                      =======        ========

            The current portion of the federal income tax benefit reflects refundable taxes from the carryback of net operating losses.

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

            The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                                        June 30,
                                                                 1997            1998
                                                             ----------      ----------
            Deferred tax assets:
               Accrued expenses                              $   22,000      $   41,640
               Allowance for doubtful accounts                   17,000          44,800
               Inventories                                       41,000          17,681
               Tax benefit of operating loss carryforwards                       74,840
                                                             ----------      ----------

            Tax deferred assets                                  80,000         178,961
                                                             ----------      ----------
            Deferred tax liabilities:
               Deferred charges                                                  23,665
                                                             ----------      ----------

            Sub Total                                            80,000         155,296

            Valuation Allowance                                                (155,296)
                                                             ----------      ----------

            Net deferred tax asset                           $   80,000      $        -
                                                             ==========      ==========

            Based on its review of available evidence, management has established a valuation allowance to offset the benefits of the Company's net deferred tax assets because their realization is uncertain.

            The Company and Tooltex will file federal returns on a consolidated basis from the date of the Tooltex acquisition, and separate state returns. At June 30, 1998, the Company had net operating losses of approximately $181,000, which are available to offset future federal taxable income through 2018.

            The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the consolidated financial statements:

                                                            Year ended June 30,
                                                            1997          1998
                                                        ----------    ----------
            Provision (benefit) for Federal income
                 taxes at the statutory rate            $   16,000    $(121,346)
            State and local taxes, net of federal
                 income taxes (benefit)                      2,000      (16,118)
            Nondeductible expenses                                       29,090
            Valuation allowance                                         155,296
            Other                                            1,368       (7,352)
                                                        ----------    ----------

            Actual provision for income taxes           $   19,368    $  39,570
                                                        ==========    =========

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

NOTE M -    401(k) AND PROFIT SHARING PLANS

            The Company has a 401(k) plan for eligible employees. Under provisions of the plan, eligible employees may elect to contribute up to 15% of their annual compensation. In addition, the plan provides for the Company to make additional contributions at its discretion of up to 4% of each participant's annual compensation. Expenses under the 401(k) plan were approximately $30,000 and $34,000 for the years ended June 30, 1997 and 1998, respectively.

            The Company also has a nonqualified profit sharing plan. Under this plan, the Company distributes to eligible employees 10% of its pretax profits, based on a three-month moving average. Expenses under the profit sharing plan were approximately $21,000 and $3,357 for the years ended June 30, 1997 and 1998, respectively.

NOTE N -    CONCENTRATION OF CREDIT RISK

            Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company deposits its cash balances in commercial bank accounts and money market funds. Commercial bank balances may from time to time exceed federal insurance limits; money market funds are uninsured.

            The Company performs ongoing credit evaluations of its customers in order to minimize credit losses. Credit risk on receivables is minimized as a result of the diverse nature of the Company's worldwide customer base. The Company does not generally require collateral from its customers.

            Net sales by geographic area for the periods ended are as follows:

                                                   Year ended June 30,
                                                1997                 1998
                                          -------------        -------------

            United States                 $   6,826,000        $   8,737,000
            Europe                            1,408,000            1,270,000
            Asia/Pacific Rim                  1,869,000            1,533,000
            Canada and Mexico                   509,000              420,000
            Other                               216,000              121,000
                                          -------------        -------------

                                          $  10,828,000        $  12,081,000
                                          =============        =============

                   SONICS & MATERIALS, INC. AND ITS SUBSIDIARY
                                   (CONTINUED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1998

NOTE O -    RELATED PARTY TRANSACTIONS

            The Company is leasing manufacturing facilities in Ohio from an entity owned by the selling stockholders of Tooltex under a five-year lease expiring in 2002. During the year ended June 30, 1998, the Company incurred $86,172 for rental of these facilities.

            In fiscal 1998, the Company's President and principal stockholder contributed the balance of a note payable to him in the amount of $11,813 to permanent capital.

            The Company paid $73,959 and $39,545 to a member of the Board of Directors for consulting services during the years ended June 30, 1997 and 1998, respectively. The individual left the Board in December 1997, and is continuing to serve as a consultant to the Company.

NOTE P -    SUBSEQUENT EVENT

            On October 13, 1998, the Company and its lender entered into the third amendment to the credit agreement. The amendment includes an irrevocable waiver of any events of default arising from the breach of certain financial covenants during any period through June 30, 1998, and modifies those covenants to enable the Company to achieve compliance in subsequent periods. The amendment also sets the interest rate on all term loan and line of credit indebtedness at the bank's base lending rate, and accelerates the lender's put option on the Industrial Revenue Bonds to December 31, 2000. The lender, in its capacity as trustee under the Industrial Revenue Bond indenture, also provided an irrevocable waiver of default with respect to the bond.

            On October 13, 1998, Tooltex and its lender entered into an amendment to the credit agreement. The amendment includes an irrevocable waiver of any events of default arising from the breach of certain loan covenants during any period through June 30, 1998, and modifies those covenants to enable the Company to achieve compliance in subsequent periods. The amendment also sets the interest rate on the term loan to the prime lending rate plus
            1 1/2%, effected November 1 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   October 12, 1998

                                         SONICS & MATERIALS, INC.


                                         By: /s/ ROBERT S. SOLOFF
                                             ----------------------------------
                                             Robert S. Soloff
                                             Chairman and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                            Date
     ---------                     -----                            ----

/s/ ROBERT S. SOLOFF          Chairman, President, Treasurer,   October 12, 1998
 (Robert S. Soloff)           Chief Executive and Chief
                              Financial Officer

/s/ LAUREN H. SOLOFF          Secretary and Director            October 12, 1998
 (Lauren H. Soloff)

/s/ Ronald Kalb               Director                          October 12, 1998
 (Ronald Kalb)

/s/ JACK T. TYRANSKY          Director                          October 12, 1998
 (Jack T. Tyransky)

/s/ CHRISTOPHER S. ANDRADE    Accounting Manager                October 12, 1998
 (Christopher S. Andrade)     Principal Accounting Officer

                                  Exhibit Index

Exhibit                                                       Location of Exhibit in
  No.                    Description                        Sequential Numbering System
  ---                    -----------                        ---------------------------
3(i)         Certificate of Incorporation of the             Incorporated by reference from
             Registrant, as amended.                         Exhibit 3.1 of Amendment No. 3
                                                             to Registration Statement No.
                                                             33-96414
3(ii)        Amended By-laws of the Registrant.              Incorporated by reference from
                                                             Exhibit 3.2 of Registration
                                                             Statement No. 33-96414
10(I)        Form of Employment Agreement between the        Incorporated by reference from
             Registrant and Robert S. Soloff.                Exhibit 10.1 of Registration
                                                             Statement No. 33-96414
10(ii)       1995 Incentive Stock Option Plan and form       Incorporated by reference from
             of Stock Option Agreement.                      Exhibit 10.3 of Registration
                                                             Statement No. 33-96414
10(iii)      Lease between Registrant and Aston              Incorporated by reference from
             Investment Associates (Aston, PA).              Exhibit 10.5 of Registration
                                                             Statement No. 33-96414
10(iv)       Amended lease between Registrant and            Incorporated by reference from
             Robert Lenert (Naperville, IL).                 Exhibit 10.6 of Amendment No. 4
                                                             to Registration Statement No.
                                                             33-96414
10(v)        Lease between Registrant and Janine Berger      Incorporated by reference from
             (Gland, Switzerland).                           10.7 of Registration Statement
                                                             No. 33-96414
10(vi)       Form of Sales Representation Agreement.         Incorporated by reference from
                                                             Exhibit 10.8 of Registration
                                                             Statement No. 33-96414
10(vii)      Form of Sales Distribution Agreement.           Incorporated by reference from
                                                             Exhibit 10.9 of Registration
                                                             Statement No. 33-96414
10(viii)     Agreement and Plan of Merger, dated as of       Incorporated by reference from
             July 25, 1997, among the Registrant, SM         Exhibit 2(a) of Registrant's
             Sub, Inc., Tooltex, Inc., and the persons       Form 8-K dated July 25, 1997
             designated as the shareholders thereon
             (excluding schedules and annexes).  A list
             of omitted schedules and annexes appears
             on pages iv and v of the Agreement and
             Plan of Merger.  The Registrant hereby
             undertakes to furnish supplementally a
             copy of any omitted schedule and annex to
             the Commission upon request.
10(ix)       Agreement of Merger, dated as of July 25,       Incorporated by reference from
             1997, among the Registrant, SM Sub, Inc.        Exhibit 2(b) of the Registrant's
             and Tooltex, Inc.                               Form 8-K dated July 25, 1997).
10(x)        Credit Agreement, dated September 19,           Incorporated by reference from
             1997, between Brown Brothers Harriman &         Exhibit 10 (xii) of the
             Co. and Registrant.                             Registrant's Form 10-KSB for the
                                                             year ended June 30, 1997
10(xi)       Term Loan Note of Registrant, dated             Incorporated by reference from
             September 19, 1997, payable to the order of     Exhibit 10 (xiii) of the
             Brown Brothers Harriman & Co. in the            Registrant's Form 10-KSB for the
             original principal amount of $427,000.          year ended June 30, 1997
10(xii)      Line of Credit Note of Registrant, dated        Incorporated by reference from
             September 19, 1997, payable to the order of     Exhibit 10 (xiii) of the
             Brown Brothers Harriman & Co. in the            Registrant's Form 10-KSB for the
             original principal amount of $1,500,000.        year ended June 30, 1997
10(xiii)     Bridge Loan Note of Registrant, dated           Incorporated by reference from
             September 19, 1997, payable to the order of     Exhibit 10 (xv) of the
             Brown Brothers Harriman & Co. in the            Registrant's Form 10-KSB for the
             original principal amount of $1,600,000.        year ended June 30, 1997
10(xiv)      Open-End Mortgage Deed from Registrant to       Incorporated by reference from
             Brown Brothers Harriman & Co. dated             Exhibit 10 (xiv) of the
             September 19, 1997.                             Registrant's Form 10-KSB for the
                                                             year ended June 30, 1997
10(xv)       General Security Agreement from Registrant      Incorporated by reference from
             to Brown Brothers Harriman & Co. dated          Exhibit 10 (xvii) of the
             September 19, 1997.                             Registrant's Form 10-KSB for the
                                                             year ended June 30, 1997
10(xvi)      Loan Agreement between Connecticut              Incorporated by reference from
             Development Authority and Sonics &              Exhibit 10(xvi) of the Registrant's
             Materials dated December 1, 1997                Form 10-KSB for the year


                                                             ended June 30, 1998
10(xvii)     Indenture of Trust between Connecticut          Incorporated by reference from
             Development Authority and Sonics &              Exhibit 10(xvii) of the Registrant's
             Materials, Inc. dated December 1, 1997          Form 10-KSB for the year ended
                                                             June 30, 1998
10(xviii)    Tax Regulatory Agreement between                Incorporated by reference from
             Connecticut Development Authority and           Exhibit 10(xviii) of the Registrant's Form
             Sonics & Materials, Inc., and Brown             10-KSB for the year ended June 30,
             Brothers Harriman Trust Company as Trustee      1998
             dated December 12, 1997
21           Subsidiaries of the Registrant (filed           Incorporated by reference from
             herewith).                                      Exhibit 21 of the Registrant's Form
                                                             10-KSB for the year ended June 30, 1998
27           Financial Data Schedule.                        Filed herewith