Form 10QSB
period 1998-09-30
SONICS & MATERIALS INC
filed 1998-11-12
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              ---------------------
                                   FORM 10-QSB
                              ---------------------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-20753

                            SONICS & MATERIALS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              06-0854713
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               53 Church Hill Road
                           Newtown, Connecticut 06470
                    (Address of principal executive offices)

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

                         Yes |X|                 No |_|

      As of November 10, 1998, there were 3,520,100 shares of the Registrant's Common Stock outstanding.

      Transitional Small Business Disclosure Format (Check one):

                         Yes |_|                 No |X|

================================================================================

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements *
                  Consolidated  Condensed Balance Sheets -
                      September 30, 1998 and June 30, 1998..................3

                  Consolidated Condensed Statements of Income -
                      For the Three Months Ended
                      September 30, 1998 and 1997...........................4

                  Consolidated Condensed Statements of Cash Flows -
                      For the Three Months Ended
                      September 30, 1998 and 1997...........................5

                  Notes to Consolidated Financial Statements................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............7

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K..........................8

Signatures..................................................................9

Index to Exhibits..........................................................10

Exhibit 27 - Financial Data Schedule.......................................11

* The Balance Sheet at June 30, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                                     September 30,      June 30,
                                                                         1998             1998
                                                                         ----             ----
                                                                      (unaudited)           *
       ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                     $    276,238    $    503,305
       Short-term investments, including restricted funds
           of $400,000 at June 30, 1998 and September 30, 1998            500,000         750,000
       Accounts receivable, net of allowance for doubtful accounts
           of $112,000 at June 30, 1998 and  September 30, 1998         2,415,599       2,370,960
       Inventories                                                      4,565,200       4,457,841
       Other current assets                                               120,366         129,287
                                                                     ------------    ------------

              Total current assets                                      7,877,403       8,211,393

PROPERTY PLANT & EQUIPMENT - NET                                        4,358,082       4,409,920

GOODWILL - NET                                                          1,040,672       1,054,547

RESTRICTED CASH FROM INDUSTRIAL REVENUE BOND                              309,371         309,371

OTHER ASSETS                                                              713,769         692,584
                                                                     ------------    ------------

                                                                     $ 14,299,297    $ 14,677,815
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable                                                 $  1,465,101    $  1,465,101
       Current maturities of long-term debt                               394,812         354,978
       Accounts payable                                                   813,063       1,004,351
       Customer Advances                                                  192,627         327,355
       Commissions payable                                                167,735         123,676
       Other accrued expenses and sundry liabilities                      512,191         600,270
                                                                     ------------    ------------

              Total current liabilities                                 3,545,529       3,875,731

LONG-TERM DEBT, net of current portion                                  4,221,863       4,345,700

COMMITMENTS

STOCKHOLDERS' EQUITY
       Common stock - par value $.03 per share; authorized,
           10,000,000 shares; issued and outstanding,
           3,520,100 shares at September 30, 1998 and
           June 30, 1998                                                  105,603         105,603
       Additional paid in capital                                       6,575,010       6,575,010
       Accumulated deficit                                               (148,708)       (224,229)
                                                                     ------------    ------------

              Total stockholders' equity                                6,531,905       6,456,384
                                                                     ------------    ------------

                                                                     $ 14,299,297    $ 14,677,815
                                                                     ============    ============

* Taken from the audited financial statements at June 30, 1998.


        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                                                For the Three Months Ended
                                                --------------------------
                                                      September 30,
                                                      -------------
                                                   1998           1997
                                                   ----           ----
Net sales                                      $ 3,458,181    $ 3,116,804
Cost of sales                                    2,107,943      1,827,659
                                               -----------    -----------

Gross profit                                     1,350,238      1,289,145

Operating expenses
    Selling expense                                826,944        732,173
    General and administrative                     243,070        307,746
    Research and development                       112,141        150,502
                                               -----------    -----------

        Total operating expenses                 1,182,155      1,190,421

Other income (expense)
    Interest expense                              (111,860)       (34,578)
    Interest income                                 25,578             --
    Other                                           (6,279)         7,282
                                               -----------    -----------
                                                   (92,561)       (27,296)

Income before provision for income taxes            75,522         71,428

Provision  for income taxes                             --         15,915
                                               -----------    -----------

Net Income                                     $    75,522    $    55,513
                                               ===========    ===========

BASIC INCOME  PER SHARE
Net income per share                                  $.02           $.02
                                               ===========    ===========
Weighted average number of common and common
equivalent shares outstanding                    3,520,100      3,571,078
                                               ===========    ===========

DILUTED INCOME  PER SHARE
Net income per share                                  $.02           $.01
                                               ===========    ===========
Weighted average number of common and common
equivalent shares outstanding                    3,532,916      3,770,147
                                               ===========    ===========

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                    For the Three Months Ended September 30,

                                                        1998           1997
                                                    -----------    -----------

Net cash used in operations                         $  (358,066)   $  (276,845)

Net cash provided by (used in) investing activities     215,002     (1,382,249)

Net cash provided by (used in) financing activities     (84,003)     1,630,847
                                                    -----------    -----------

Net decrease in cash for the period                    (227,067)       (28,246)

Cash and cash equivalents - at beginning of period      503,305        271,593
                                                    -----------    -----------

Cash and cash equivalents - at end of period        $   276,238    $   243,347
                                                    ===========    ===========

Cash paid during the period for:
       Interest                                     $   111,860    $    32,000
                                                    ===========    ===========
       Income taxes                                 $        --    $        --
                                                    ===========    ===========

                            Sonics & Materials, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

      NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

      NOTE 2: Consolidation

The accompanying financial statements reflect the consolidated operations of Sonics & Materials, Inc., and its wholly-owned subsidiary, Tooltex, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      NOTE 3: Net Income Per Share

Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the treasury stock method.

The weighted average number of shares outstanding for the periods presented is as follows:

                                                          Basic and Diluted
                                                      Weighted Shares Outstanding
                                               For the Three Months ended September 30,
                                               ----------------------------------------
                                                        1998              1997
                                                        ----              ----
Basic shares                                         3,520,100         3,571,078
Dilution (warrants and options)                         12,816           199,069
                                                     ---------         ---------
Weighted average number of common and common
       equivalent shares                             3,532.916         3,770,147
                                                     =========         =========

Any statements in this filing that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this filing related to the Company's objective for future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its USS products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra~Surge Corporation being able to successfully market its ultrasonics surgical device. It is also uncertain whether a patent will be granted for the Company's ultrasonic surgical device, or whether any related patent litigation may hinder the Company's ability to market the device. In addition, the Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex. It is also uncertain whether the Company's recent cost cutting measures will result in increased profitability.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1998.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to the three months ended September 30, 1997.

      Net sales. Net sales for the quarter ended September 30, 1998 increased $341,000 or 11.0% over the same period in fiscal 1998. This increase is primarily the result of increased sales generated by the Company's Tooltex subsidiary("Tooltex").

      Cost of Sales. Cost of sales increased from 58.6% of net sales for the three months ended September 30, 1997 to 61.0% of sales for the three months ended September 30, 1998. This increase is primarily the result of increased sales generated by Tooltex. Tooltex primarily manufactures custom machinery with a lower profit margin than the machinery manufactured by Sonics.

      Selling Expenses. Selling expenses for the first quarter of fiscal 1999 increased $95,000 or 12.9% over the same period in fiscal 1998. As a percentage of net sales, selling expenses remained relatively constant, increasing from 23.5% to 23.9% over the same periods.

      General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 1999 decreased $65,000 or 21.0% over the first quarter of fiscal 1998. As a percentage of net sales, these expenses decreased to 7.0% from 9.9% over the same period in fiscal 1998. This decrease is partially the result of an annual salary reduction of approximately $84,000 taken by the President in fiscal 1999.

      Research and Development Expenses. Research and development expenses decreased $38,000 or 25.5% over the same period in fiscal 1998. The increase was primarily due to a reduction in labor costs and consulting expenses resulting from the completion of the design of the Company's ultrasonic surgical device.

      Interest Expense. Total interest expense increased by $77,000 or 223.5%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut. The Company also had higher average borrowings on its line of credit than in the first quarter of fiscal 1998.

      Interest Income. Interest income for the first quarter of fiscal 1999 increased by $26,000 over the same period in fiscal 1998. This is the result of the investment of the proceeds from the Industrial Revenue Bond issue. (See Liquidity and Capital Resources.)

      Income Taxes Total income tax expense for the three months ended September 30, 1998 decreased $16,000 or 100.0% compared to the three months ended September 30, 1997. The absence of a provision in the first quarter of fiscal 1999 is the result of a net operating loss carryforward from fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used approximately $358,000 during the three months ended September 30, 1998 as a result of increased inventory and accounts receivable accompanied by a reduction of accounts payable. During the first quarter of fiscal 1999, the Company invested approximately $35,000 in new capital equipment. The Company was able to raise the funds necessary for these expenditures through the sale of certain short-term investments and the financing activities described below.

On September 19, 1997, the Company entered into a new credit arrangement with a bank and repaid loans outstanding with its previous lender. The agreement, as amended on October 13, 1998, provides for four credit facilities, including (i) a Bridge Loan in the original principal amount of $1,600,000, (ii) a Line of Credit of up to $1,500,000, (iii) a term loan of $427,000, and (iv) a tax-exempt industrial development loan in the aggregate amount of $3,810,000. The loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's manufacturing facility in Newtown, CT.

The Bridge Loan which carried interest at the Bank's base lending rate plus one-half percent was repaid in full in December 1997.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, as amended, at the Bank's base lending rate (8.25% at September 30, 1998). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at September 30, 1998 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The proceeds of the Term Loan refinanced a term loan with another bank with interest and principal totaling $427,000. The outstanding principal amount of the Term Loan at September 30, 1998 is $307,691, which bears interest, as amended, at the Bank's base lending rate (8.25% at September 30, 1998). The remaining balance is to be paid in monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The bonds were purchased by the Company's current lender pursuant to the credit agreement. The proceeds were used in part to (i) pay in full the outstanding interest and principal due on the Bridge Loan discussed above (ii) purchase and preparation of the Company's new facilities, and (iii) to purchase new machinery and equipment. The Company has used a total of $2,157,000 of the proceeds for these purposes through September 30, 1998. Unapplied funds have been invested in short-term securities and are to be used to repay interest and principal due under the Industrial Revenue Bond. The Bonds, held by the Bank, mature in November 2017, and bear interest at 75% of the Bank's base lending rate (6 3/16% at September 30, 1998). The Company is to begin to redeem the principal in 228 equal monthly installments of $16,700 beginning January 1999. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000. In connection with the IRB loan, the Company maintains a compensating balance of $400,000 with the Bank. These funds are invested in U. S. Treasury Bonds.

Tooltex's principal credit facility is a term note in the original principal amount of $461,000, and is guaranteed by the Company. The loan is payable in forty-eight monthly installments of $9,604 plus interest at the prime rate plus 1 1/2%. The loan is secured by a first lien on the assets of Tooltex and is subject to various covenants.

The Company has instituted cost cutting measures in the form of lay-offs effective September 25, 1998. In total, the Company has reduced staffing by 11 people, or 9%, through these lay-offs and attrition, primarily in the manufacturing and sales departments. Through these staffing cuts and other cost saving measures to be put in place by Tooltex in the second quarter of fiscal 1999, the Company expects to save approximately $643,000 annually. In connection with the cost cutting measures, the Company incurred a one-time charge of approximately $48,000.

Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. Management has determined that the main computer systems that the Company relies upon to manage its operations are year 2000 compliant. In addition, since the Company's products do not have an internal date/clock, they are not affected by the year 2000 bug. The Company has not had the need to incur any material costs in preparation for the year 2000. Management cannot presently estimate any future costs of this program; however such costs are not currently expected to be material to the Company's operations or financial condition. The Company is currently contacting its major vendors to assess their readiness for the year 2000. Presently, the Company is not aware of any key vendors or customers, whose potential inability to achieve year 2000 compliance in time would have a material adverse effect to the operations of the Company. There can be no assurance, however, that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

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

PART II - OTHER INFORMATION

Item 2. Change in Securities.

(d) The Company completed its initial public offering of securities pursuant to a registrations statement (No. 33 96414) that was declared effective on February 26, 1996. As of November 1, 1998, the Company has applied proceeds from the offering in the following approximate amounts to the following categories.

                                                     Amount of Payments
                                                     ------------------
      Repayment of Indebtedness                          $1,670,000
      Acquisition of other business                          92,000
      Working capital and corporate use                   1,519,000
                                                     ------------------
               Total                                      3,281,000

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

10(ix) Agreement of Merger, dated as of July 25, 1997, among the Registrant, SM Sub, Inc. and Tooltex, Inc. (incorporated by reference from Exhibit 2(b) of the Registrant's Form 8-K dated July 25, 1997).

10(x) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant (incorporated by reference from
            Exhibit 10 (xii) of the Registrant's Form 10KSB for the year ended June 30, 1997).

10(xi) Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10 (xiii) of the Registrants Form 10KSB for the year ended June 30, 1997).

10(xii) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit 10 (xiv) of the Registrants Form 10KSB for the year ended June 30, 1997).

10(xiii)    Intentionally deleted

10(xiv) Open-End Mortgage Deed from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10 (xvi) of the Registrants Form 10KSB for the year ended June 30,
            1997).

10(xv) General Security Agreement from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1997).

10(xvi) Loan Agreement between Connecticut Development Authority and Sonics & Materials dated December 1, 1997 (incorporated by reference from
            Exhibit 10 (xvi) of the Registrants Form 10KSB for the year ended June 30, 1998).

10(xvii) Indenture of Trust between Connecticut Development Authority and Sonics & Materials, Inc. dated December 1, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1998).

10(xviii)   Tax Regulatory Agreement between Connecticut Development Authority and Sonics & Materials, Inc., and Brown Brothers Harriman Trust
            Company as Trustee dated December 12, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1998).

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 of the Registrants Form 10KSB for the year ended June 30,
            1998).

27          Financial Data Schedule (filed herewith).

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SONICS & MATERIALS, INC.


Date: November 10, 1998                   By  /s/ ROBERT S. SOLOFF
     -------------------                     -----------------------------------
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

3(ii)     Amended By-laws of the Registrant.     Incorporated by reference from
                                                 Exhibit 3.2 of Registration
                                                 Statement No. 33-96414

10(I)     Form of Employment Agreement between   Incorporated by reference from
          the Registrant and Robert S. Soloff.   Exhibit 10.1 of Registration
                                                 Statement No. 33-96414

10(ii)    1995 Incentive Stock Option Plan and   Incorporated by reference from
          form of Stock Option Agreement.        Exhibit 10.3 of Registration
                                                 Statement No. 33-96414

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

10(v)     Lease between Registrant and Janine    Incorporated by reference from
          Berger (Gland, Switzerland).           10.7 of Registration Statement
                                                 No. 33-96414

10(vi)    Form of Sales Representation           Incorporated by reference from
          Agreement.                             Exhibit 10.8 of Registration
                                                 Statement No. 33-96414

10(vii)   Form of Sales Distribution Agreement.  Incorporated by reference from
                                                 Exhibit 10.9 of Registration
                                                 Statement No. 33-96414

10(viii)  Agreement and Plan of Merger, dated    Incorporated by reference from
          as of July 25, 1997, among the         Exhibit 2(a) of Registrant's
          Registrant, SM Sub, Inc., Tooltex,     Form 8-K dated July 25, 1997
          Inc., and the persons designated as
          the shareholders thereon (excluding
          schedules and annexes).  A list of
          omitted schedules and annexes appears
          on pages iv and v of the Agreement
          and Plan of Merger.  The Registrant
          hereby undertakes to furnish
          supplementally a copy of any omitted
          schedule and annex to the Commission
          upon request.

10(ix)    Agreement of Merger, dated as of July  Incorporated by reference from
          25, 1997, among the Registrant, SM     Exhibit 2(b) of the
          Sub, Inc. and Tooltex, Inc.            Registrant's Form 8-K dated
                                                 July 25, 1997).

10(x) Credit Agreement, dated September 19, Incorporated by reference from 1997, between Brown Brothers Harriman Exhibit 10 (xii) of the
          & Co. and Registrant                   Registrant's Form 10-KSB for
                                                 the year ended June 30, 1997

10(xi)    Term Loan Note of Registrant, dated    Incorporated by reference from
          September 19, 1997, payable to the     Exhibit 10 (xiii) of the
          order of Brown Brothers Harriman &     Registrant's Form 10-KSB for
          Co. in the original principal amount   the year ended June 30, 1997
          of $427,000.

10(xii)   Line of Credit Note of Registrant,     Incorporated by reference from
          dated September 19, 1997, payable to   Exhibit 10 (xiii) of the
          the order of Brown Brothers Harriman   Registrant's Form 10-KSB for
          & Co. in the original principal        the year ended June 30, 1997
          amount of $1,500,000.

10(xiii)  Intentionally deleted

10(xiv)   Open-End Mortgage Deed from            Incorporated by reference from
          Registrant to Brown Brothers Harriman  Exhibit 10 (xiv) of the
          & Co. dated September 19, 1997.        Registrant's Form 10-KSB for
                                                 the year ended June 30, 1997

10(xv)    General Security Agreement from        Incorporated by reference from
          Registrant to Brown Brothers Harriman  Exhibit 10 (xvii) of the
          & Co. dated September 19, 1997.        Registrant's Form 10-KSB for
                                                 the year ended June 30, 1997

10(xvi)   Loan Agreement between Connecticut     Incorporated by reference from
          Development Authority and Sonics &     Exhibit 10 (xvi) of the
          Materials dated December 1, 1997       Registrants Form 10-KSB for the
                                                 year ended June 30, 1998

10(xvii)  Indenture of Trust between             Incorporated by reference from
          Connecticut Development Authority and  Exhibit 10 (xvii) of the
          Sonics & Materials, Inc. dated         Registrants Form 10-KSB for the
          December 1, 1997                       year ended June 30, 1998

10(xviii) Tax Regulatory Agreement between       Incorporated by reference from
          Connecticut Development Authority and  Exhibit 10 (xviii) of the
          Sonics & Materials, Inc., and Brown    Registrants Form 10-KSB for the
          Brothers Harriman Trust Company as     year ended June 30, 1998
          Trustee dated December 12, 1997

21        Subsidiaries of the Registrant (filed  Incorporated by reference from
          herewith).                             Exhibit 21 of the Registrants
                                                 Form 10-KSB for the year ended
                                                 June 30, 1998

27        Financial Data Schedule.               Filed herewith