Form 10QSB
period 1998-12-31
SONICS & MATERIALS INC
filed 1999-02-12
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                -----------------
                                   FORM 10-QSB
                                -----------------

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

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

                                 Yes |X| No |_|

      As of February 10, 1999, there were 3,520,100 shares of the Registrant's Common Stock outstanding.

      Transitional Small Business Disclosure Format (Check one):

                                 Yes |_| No |X|

================================================================================

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1. Financial Statements *
              Consolidated Condensed Balance Sheets -
                 December 31, 1998 and June 30, 1998.......................3

              Consolidated Condensed Statements of Operations -
                 For the Three and Six Months Ended
                 December 31, 1998 and 1997................................4

              Consolidated Condensed Statements of Cash Flows -
                 For the Six Months Ended
                 December 31, 1998 and 1997................................5

              Notes to Consolidated Condensed Financial Statements.........6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations................7

PART II - OTHER INFORMATION

Item 2.       Change in Securities .......................................11

Item 6.       Exhibits and Reports on Form 8-K............................11

Signatures................................................................12

Index to Exhibits.........................................................13

Exhibit 27 - Financial Data Schedule......................................14

* The Balance Sheet at June 30, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                               December 31,      June 30,
                                                                  1998             1998
                                                                  ----             ----
                                                               (unaudited)          *
      ASSETS
CURRENT ASSETS
      Cash and cash equivalents                               $    175,202    $    503,305
      Short-term investments, including restricted funds
         of $400,000 at June 30, 1998 and December 31, 1998        500,000         750,000
      Accounts receivable, net of allowance for doubtful
         accounts of $112,000 at June 30, 1998 and
         December 31, 1998                                       2,011,890       2,370,960
      Inventories                                                4,607,854       4,457,841
      Other current assets                                         441,674         129,287
                                                              ------------    ------------

           Total current assets                                  7,736,620       8,211,393

PROPERTY PLANT & EQUIPMENT - NET                                 4,293,902       4,409,920

GOODWILL - NET                                                   1,026,797       1,054,547

RESTRICTED CASH FROM INDUSTRIAL REVENUE BOND                       224,371         309,371

OTHER ASSETS                                                       743,176         692,584
                                                              ------------    ------------

                                                              $ 14,024,866    $ 14,677,815
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable                                           $  1,465,101    $  1,465,101
      Current maturities of long-term debt                         447,027         354,978
      Accounts payable                                             487,754       1,004,351
      Customer Advances                                            160,078         327,355
      Commissions payable                                          210,845         123,676
      Other accrued expenses and sundry liabilities                560,619         600,270
                                                              ------------    ------------

           Total current liabilities                             3,331,424       3,875,731

LONG-TERM DEBT, net of current portion                           4,116,174       4,345,700

COMMITMENTS

STOCKHOLDERS' EQUITY
      Common stock - par value $.03 per share; authorized,
           10,000,000 shares; issued and outstanding,
           3,520,100 shares at December 31, 1998 and
           June 30, 1998                                           105,603         105,603
      Additional paid in capital                                 6,575,010       6,575,010
      Accumulated deficit                                         (103,345)       (224,229)
                                                              ------------    ------------

           Total stockholders' equity                            6,577,268       6,456,384
                                                              ------------    ------------

                                                              $ 14,024,866    $ 14,677,815
                                                              ============    ============

* Taken from the audited financial statements at June 30, 1998.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                   For the Three Months Ended    For the Six Months Ended
                                          December 31,                 December 31,
                                  --------------------------    --------------------------
                                      1998           1997           1998           1997
                                  -----------    -----------    -----------    -----------
Net sales                         $ 2,903,197    $ 2,814,963    $ 6,361,378    $ 5,931,767
Cost of sales                       1,639,243      1,527,219      3,747,186      3,354,877
                                  -----------    -----------    -----------    -----------

Gross profit                        1,263,954      1,287,744      2,614,192      2,576,890

Operating expenses
   Selling expense                    688,967        882,646      1,515,911      1,614,819
   General and administrative         349,574        319,490        592,644        627,237

   Research and development            77,531        148,751        189,672        299,253
                                  -----------    -----------    -----------    -----------

       Total operating expenses     1,116,072      1,350,887      2,298,227      2,541,309

Other income (expense)
   Interest income                      4,339         51,780         29,917         51,780
   Interest expense                  (107,770)       (78,605)      (219,630)      (116,088)
   Other                                  912         65,991         (5,367)        76,178
                                  -----------    -----------    -----------    -----------
                                     (102,519)        39,166       (195,080)        11,870

Income (loss) before provision
for income taxes                       45,363        (23,977)       120,885         47,451

Provision (benefit) for income
taxes                                      --        (11,996)                        3,919
                                  -----------    -----------    -----------    -----------

Net Income (loss)                 $    45,363    $   (11,981)   $   120,885    $    43,532
                                  ===========    ===========    ===========    ===========

INCOME PER SHARE - BASIC
Net income per share              $       .01    $        --    $       .03    $       .01
                                  ===========    ===========    ===========    ===========
Weighted average number of
shares outstanding                  3,520,100      3,590,100      3,520,100      3,580,589

INCOME  PER SHARE - DILUTED
Net income per share              $       .01    $        --    $       .03    $       .01
                                  ===========    ===========    ===========    ===========
Weighted average number of
shares outstanding                  3,526,945      3,590,100      3,529,931      3,760,964
                                  ===========    ===========    ===========    ===========

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      For the Six Months Ended December 31,

                                                           1998            1997
                                                       -----------    -----------
Net cash used in operations                            $  (379,920)   $  (605,917)

Net cash  provided by (used in) investing activities       189,293     (4,018,210)

Net cash provided by (used in) financing activities       (137,476)     4,365,443
                                                       -----------    -----------

Net decrease in cash for the period                       (328,103)      (258,684)

Cash and cash equivalents - at beginning of period         503,305        271,593
                                                       -----------    -----------

Cash and cash equivalents - at end of period           $   175,202    $    12,909
                                                       ===========    ===========

Cash paid during period for:
        Interest                                       $   244,530    $    32,000
                                                       ===========    ===========
        Income taxes                                   $        --    $        --
                                                       ===========    ===========

                            Sonics & Materials, Inc.
              Notes to Consolidated Condensed Financial Statements
                                December 31, 1998
                                   (Unaudited)

      NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1998. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

      NOTE 2: Consolidation

The accompanying financial statements reflect the consolidated operations of Sonics & Materials, Inc., and its wholly owned subsidiary, Tooltex, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      NOTE 4: Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. For the six and three months ended December 31, 1998 and 1997, there were no items of comprehensive income to report.

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

RESULTS OF OPERATIONS

Three months ended December 31, 1998 compared to the three months ended December 31, 1997.

      Net sales. Net sales for the quarter ended December 31, 1998 increased $88,000 or 3.1% over the quarter ended December 31, 1997. This increase is primarily the result of increased sales generated by the Company's Tooltex subsidiary ("Tooltex").

      Cost of Sales. Cost of sales increased from 54.3% of net sales for the three months ended December 31, 1997 to 56.5% of sales for the three months ended December 31, 1998. This increase is primarily the result of increased sales generated by Tooltex. Tooltex primarily manufactures custom machinery with a lower profit margin than the machinery manufactured by Sonics.

      Selling Expenses. Selling expenses for the second quarter of fiscal 1999 decreased $194,000 or 21.9% over the same period in fiscal 1998. As a percentage of net sales, selling expenses decreased from 31.4% to 23.7% over the same periods. This is in large part the result of the cost cutting lay-offs implemented by the Company in the first quarter of fiscal 1999.

      General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal 1999 increased $30,000 or 9.4% over the second quarter of fiscal 1998. As a percentage of net sales, these expenses increased slightly, from 11.3% to 12.0% over the same periods. This increase in primarily the result of increased professional fees and legal costs.

      Research and Development Expenses. Research and development expenses decreased $71,000 or 47.9% over the same period in fiscal 1998. The decrease was primarily due to a reduction in labor costs and outside consulting .

      Interest Income. Interest income for the second quarter of fiscal 1999 decreased by $47,000 over the same period in fiscal 1998. In December of 1997, the Company received the proceeds from the Industrial Revenue Bond issue and invested those proceeds in short-term investments. The proceeds were eventually used in the purchase and renovation of the Company's current facilities. (See Liquidity and Capital Resources.)

      Interest Expense. Total interest expense increased by $28,000 or 35.8%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut. The Company also had higher average borrowings on its line of credit than in the second quarter of fiscal 1998.

      Other Income. Other income for the three months ended December 31, 1998 decreased $66,000 or 100.2% compared to the three months ended December 31, 1997. In the second quarter of fiscal 1998, the Company recognized approximately $62,000 resulting from the forgiveness by Tooltex vendors of debts owed. No such forgiveness was granted in the current quarter.

      Income Taxes. Total income tax expense for the three months ended December 31, 1998 increased $12,000 or 100.0% compared to the three months ended December 31, 1997. The absence of a provision in the second quarter of fiscal 1999 is the result of a net operating loss carryforward from fiscal 1998.

Six months ended December 31, 1998 compared to the six months ended December 31, 1997.

      Net sales. Net sales for the six months ended December 31, 1998 increased $430,000 or 7.2% over the same period in fiscal 1998. This increase is primarily the result of increased sales generated by Tooltex.

      Cost of Sales. Cost of sales increased from 56.6% of net sales for the six months ended December 31, 1997 to 58.9% of sales for the six months ended December 31, 1998. This increase is primarily the result of increased sales generated by Tooltex.

      Selling Expenses. Selling expenses for the first half of fiscal 1999 decreased $99,000 or 6.1% over the same period in fiscal 1998. As a percentage of net sales, selling expenses decreased from 27.2% to 23.8% over the same periods. This is in large part the result of the cost cutting lay-offs implemented by the Company in the first quarter of fiscal 1999.

      General and Administrative Expenses. General and administrative expenses for the first half of fiscal 1999 decreased $35,000 or 5.5% over the first half of fiscal 1998. As a percentage of net sales, these expenses decreasing from 10.6% to 9.3% over the same periods. This decrease is partially the result of salary reductions offset by increased professional fees and legal costs.

      Research and Development Expenses. Research and development expenses decreased $110,000 or 36.6% over the same period in fiscal 1998. The decrease was primarily due to a reduction in labor costs and outside consulting.

      Interest Income. Interest income for the first half of fiscal 1999 decreased by $22,000 over the same period in fiscal 1998. In December of 1997, the Company received the proceeds from the Industrial Revenue Bond issue and invested those proceeds in short-term investments. The proceeds were eventually used in the purchase and renovation of the Company's current facilities. (See Liquidity and Capital Resources.)

      Interest Expense. Total interest expense increased by $103,000 or 88.3%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut. The Company also had higher average borrowings on its line of credit than in the first half of fiscal 1998.

      Other Income. Other income for the six months ended December 31, 1998 decreased $82,000 or 108.4% compared to the three months ended December 31, 1997. In the second quarter of fiscal 1998, the Company recognized approximately $62,000 resulting from the forgiveness by Tooltex vendors of debts owed. No such forgiveness was granted in the current fiscal year.

      Income Taxes. Total income tax expense for the six months ended December 31, 1998 increased $4,000 or 100.0% compared to the six months ended December 31, 1997. The absence of a provision in the first half of fiscal 1999 is the result of a net operating loss carryforward from fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used approximately $380,000 during the six months ended December 31, 1998 as a result of increased inventory accompanied by a reduction of accounts receivable and accounts payable. During the first half of fiscal 1999, the Company invested approximately $61,000 in new capital equipment. The Company was able to raise the funds necessary for these expenditures through the sale of certain short-term investments and the financing activities described below.

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

The Bridge Loan, which carried interest at the Bank's base lending rate plus one-half percent, was repaid in full in December 1997.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, as amended, at the Bank's base lending rate (7.75% at December 31, 1998). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at December 31, 1998 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The proceeds of the Term Loan refinanced a term loan with another bank with interest and principal totaling $427,000. The outstanding principal amount of the Term Loan at December 31, 1998 is $288,853, which bears interest, as amended, at the Bank's base lending rate (7.75% at December 31, 1998). The remaining balance is to be paid in monthly installments of $6,279 and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The bonds were purchased by the Company's current lender pursuant to the credit agreement. The proceeds were used in part to (i) pay in full the outstanding interest and principal due on the Bridge Loan discussed above (ii) purchase and preparation of the Company's new facilities, and (iii) to purchase new machinery and equipment. The Company has used a total of $2,157,000 of the proceeds for these purposes through December 31, 1998. Unapplied funds have been invested in short-term securities and are to be used to repay interest and principal due under the Industrial Revenue Bond. The Bonds, held by the Bank, mature in November 2017, and bear interest at 75% of the Bank's base lending rate (5 4/5% at December 31, 1998). The Company is to begin to redeem the principal in 228 equal monthly installments of $16,700 beginning January 1999. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000. In connection with the IRB loan, the Company maintains a compensating balance of $400,000 with the Bank. These funds are invested in U. S. Treasury Bonds.

Tooltex's principal credit facility is a term note in the original principal amount of $461,000, and is guaranteed by the Company. The loan is payable in forty-eight monthly installments of $9,604 plus interest at the prime rate plus 1 1/2%. The loan is secured by a first lien on the assets of Tooltex and is subject to various covenants.

The Company instituted cost cutting measures in the form of lay-offs effective September 25, 1998. In total, the Company reduced staffing by 11 people, or 9%, through these lay-offs and attrition, primarily in the manufacturing and sales departments. Through these staffing cuts and other cost saving measures implemented by Tooltex in the second quarter of fiscal 1999, the Company expects to save approximately $643,000 annually. In connection with the cost cutting measures, the Company incurred a one-time charge of approximately $48,000.

Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties, which the Company relies upon to operate its business to assess their readiness for the year 2000. Management has determined that the main computer systems that the Company relies upon to manage its operations are year 2000 compliant. In addition, since the Company's products do not have an internal date/clock, the year 2000 bug does not affect them. The Company has not had the need to incur any material costs in preparation for the year 2000. Management cannot presently estimate any future costs of this program; however such costs are not currently expected to be material to the Company's operations or financial condition. The Company is currently contacting its major vendors to assess their readiness for the year 2000. Presently, the Company is not aware of any key vendors or customers, whose potential inability to achieve year 2000 compliance in time would have a material adverse effect to the operations of the Company. There can be no assurance, however, that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

PART II - OTHER INFORMATION

Item 2. Change in Securities.

(d) The Company completed its initial public offering of securities pursuant to a registration statement (No. 33 96414) that was declared effective on February 26, 1996. As of February 1, 1999, the Company has applied proceeds from the offering in the following approximate amounts to the following categories.

                                                         Amount of Payments
                                                         ------------------

                   Repayment of Indebtedness                $ 1,670,000
                   Acquisition of other business                 92,000
                   Working capital and corporate use          1,519,000
                                                            -----------
                           Total                            $ 3,281,000
                                                            ===========

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

                                         SONICS & MATERIALS, INC.


Date: February 12, 1999                  By /s/  ROBERT S. SOLOFF
                                            -----------------------------------
                                            Robert S. Soloff
                                            President, Chief Executive Officer,
                                            Chief Financial Officer

Exhibit                                                                                   Location of Exhibit in
  No.                    Description                                                    Sequential Numbering System

3(i)      Certificate of Incorporation of the Registrant, as          Incorporated by reference from Exhibit 3.1 of Amendment No. 3
          amended.                                                    to Registration Statement No. 33-96414
3(ii)     Amended By-laws of the Registrant.                          Incorporated by reference from Exhibit 3.2 of Registration
                                                                      Statement No. 33-96414
10(i)     Form of Employment Agreement between the                    Incorporated by reference from Exhibit 10.1 of Registration
          Registrant and Robert S. Soloff.                            Statement No. 33-96414
10(ii)    1995 Incentive Stock Option Plan and form of Stock          Incorporated by reference from Exhibit 10.3 of Registration
          Option Agreement.                                           Statement No. 33-96414
110(iii)  Lease between Registrant and Aston Investment               Incorporated by reference from Exhibit 10.5 of Registration
          Associates (Aston, PA).                                     Statement No. 33-96414
10(iv)    Amended lease between Registrant and Robert Lenert          Incorporated by reference from Exhibit 10.6 of Amendment No. 4
          (Naperville, IL).                                           to Registration Statement No. 33-96414
10(v)     Lease between Registrant and Janine Berger (Gland,          Incorporated by reference from 10.7 of Registration
          Switzerland).                                               Statement No. 33-96414
10(vi)    Form of Sales Representation Agreement.                     Incorporated by reference from Exhibit 10.8 of Registration
                                                                      Statement No. 33-96414
10(vii)   Form of Sales Distribution Agreement.                       Incorporated by reference from Exhibit 10.9 of Registration
                                                                      Statement No. 33-96414
10(viii)  Agreement and Plan of Merger, dated as of                   Incorporated by reference from Exhibit 2(a) of Registrant's
          July 25, 1997, among the Registrant, SM Sub, Inc.,          Form 8-K dated July 25, 1997
          Tooltex, Inc., and the persons designated as the
          shareholders thereon (excluding schedules and
          annexes). A list of omitted schedules and annexes
          appears on pages iv and v of the Agreement and
          Plan of Merger. The Registrant hereby undertakes
          to furnish supplementally a copy of any omitted
          schedule and annex to the Commission upon request.
10(ix)    Agreement of Merger, dated as of July 25, 1997,             Incorporated by reference from Exhibit 2(b) of the
          among the Registrant, SM Sub, Inc. and Tooltex,             Registrant's Form 8-K dated July 25, 1997).
          Inc.
10(x)     Credit Agreement, dated September 19, 1997,                 Incorporated by reference from Exhibit 10 (xii) of the
          between Brown Brothers Harriman & Co. and                   Registrant's Form 10-KSB for the year ended June 30, 1997
          Registrant
10(xi)    Term Loan Note of Registrant, dated September 19,           Incorporated by reference from Exhibit 10 (xiii) of the
          1997, payable to the order of Brown Brothers                Registrant's Form 10-KSB for the year ended June 30, 1997
          Harriman & Co. in the original principal amount of
          $427,000.
10(xii)   Line of Credit Note of Registrant, dated September          Incorporated by reference from Exhibit 10 (xiii) of the
          19, 1997, payable to the order of Brown                     Registrant's Form 10-KSB for the year ended June 30, 1997
          Brothers Harriman & Co. in the original principal
          amount of $1,500,000.
10(xiii)  Intentionally deleted
10(xiv)   Open-End Mortgage Deed from Registrant to Brown             Incorporated by reference from Exhibit 10 (xiv) of the
          Brothers Harriman & Co. dated September 19, 1997.           Registrant's Form 10-KSB for the year ended June 30, 1997
10(xv)    General Security Agreement from Registrant to               Incorporated by reference from Exhibit 10 (xvii) of the
          Brown Brothers Harriman & Co. dated September 19,           Registrant's Form 10-KSB for the year ended June 30, 1997
          1997.
10(xvi)   Loan Agreement between Connecticut Development              Incorporated by reference from Exhibit 10 (xvi) of the
          Authority and Sonics & Materials dated December 1,          Registrants Form 10-KSB for the year ended June  30, 1998
          1997
10(xvii)  Indenture of Trust between Connecticut Development          Incorporated by reference from Exhibit 10 (xvii) of the
          Authority and Sonics & Materials, Inc. dated                Registrants Form 10-KSB for the year ended June 30, 1998
          December 1, 1997
10(xviii) Tax Regulatory Agreement between Connecticut                Incorporated by reference from Exhibit 10 (xviii) of the
          Development Authority and Sonics & Materials, Inc.,         Registrants Form 10-KSB for the year ended June 30, 1998
          and Brown Brothers Harriman Trust Company as
          Trustee dated December 12, 1997
21        Subsidiaries of the Registrant                              Incorporated by reference from Exhibit 21 of the Registrants
                                                                      Form 10-KSB for the year ended June  30, 1998
27        Financial Data Schedule.                                    Filed herewith