Form 10QSB
period 1999-03-31
SONICS & MATERIALS INC
filed 1999-05-13
CIK 1000166

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 ---------------
                                   FORM 10-QSB
                                 ---------------

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

                         |X| Yes       |_|  No

      As of May 11, 1999, there were 3,520,100 shares of the Registrant's common stock outstanding.

      Transitional Small Business Disclosure Format (Check one):

                         |_| Yes       |X|  No


================================================================================

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1. Financial Statements *
    Consolidated Condensed Balance Sheets -
        March 31, 1999 and June 30, 1998 ...............................    3

    Consolidated Condensed Statements of Operations -
        For the Three and Nine Months Ended
        March 31, 1999 and 1998 ........................................    4

    Consolidated Condensed Statements of Cash Flows -
        For the Nine Months Ended
        March 31, 1999 and 1998 ........................................    5

    Notes to Consolidated Condensed Financial Statements ...............    6

Item 2. Management's Discussion and Analysis or Plan of Operations .....    7

PART II - OTHER INFORMATION

Item 2. Change in Securities ...........................................   11

Item 6. Exhibits and Reports on Form 8-K ...............................   11

Signatures .............................................................   12

Index to Exhibits ......................................................   13

Exhibit 27 - Financial Data Schedule ...................................   14

* The Balance Sheet at June 30, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                                                   March 31,      June 30,
                                                                                     1999           1998
                                                                                     ----           ----
                                                                                  (unaudited)        *
       ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                                 $    154,296   $    503,305
       Short-term investments, including restricted funds
           of $400,000 at June 30, 1998 and March31, 1999                             500,000        750,000
       Accounts receivable, net of allowance for doubtful accounts
           of $112,000 at June 30, 1998 and  March 31, 1999                         2,164,488      2,370,960
       Inventories                                                                  4,568,643      4,457,841
       Other current assets                                                           470,857        129,287
                                                                                 ------------   ------------

              Total current assets                                                  7,858,284      8,211,393

PROPERTY PLANT & EQUIPMENT - NET                                                    4,213,528      4,409,920

GOODWILL - NET                                                                      1,012,921      1,054,547

RESTRICTED CASH FROM INDUSTRIAL REVENUE BOND                                          184,891        309,371

OTHER ASSETS                                                                          774,751        692,584
                                                                                 ------------   ------------

                                                                                 $ 14,044,375   $ 14,677,815
                                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable                                                             $  1,465,101   $  1,465,101
       Current maturities of long-term debt                                           447,027        354,978
       Accounts payable                                                               691,351      1,004,351
       Customer Advances                                                              160,078        327,355
       Commissions payable                                                            162,702        123,676
       Other accrued expenses and sundry liabilities                                  433,178        600,270
                                                                                 ------------   ------------

              Total current liabilities                                             3,359,437      3,875,731

LONG-TERM DEBT, net of current portion                                              3,998,097      4,345,700

COMMITMENTS

STOCKHOLDERS' EQUITY
       Common stock - par value $.07 per share; authorized, 10,000,000 shares;
              issued and outstanding, 3,520,100 shares at March 31, 1999
              and June 30, 1998                                                       105,603        105,603
       Additional paid in capital                                                   6,575,010      6,575,010
       Accumulated deficit                                                              6,228       (224,229)
                                                                                 ------------   ------------

              Total stockholders' equity                                            6,686,841      6,456,384
                                                                                 ------------   ------------

                                                                                 $ 14,044,375   $ 14,677,815
                                                                                 ============   ============

* Taken from the audited financial statements at June 30, 1998.

        The accompanying notes are an integral part of these statements

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                       For the Three Months Ended     For the Nine Months Ended
                                                  March 31,                      March 31,
                                       --------------------------     -------------------------
                                            1999           1998           1999           1998
                                       -----------   ------------     ----------    -----------
Net sales                              $ 3,323,453    $ 2,990,272    $ 9,684,831    $ 8,922,039
Cost of sales                            2,020,665      1,784,302      5,767,851      5,139,179
                                       -----------    -----------    -----------    -----------

Gross profit                             1,302,788      1,205,970      3,916,980      3,782,860

Operating expenses
    Selling expense                        686,812        806,612      2,202,724      2,421,431
    General and administrative             337,547        382,346        930,191      1,009,583
    Research and development                87,005        141,347        276,677        440,600
                                       -----------    -----------    -----------    -----------

        Total operating expenses         1,111,364      1,330,305      3,409,592      3,871,614

Other income (expense)
    Interest income                         18,639         70,959         48,556        124,089
    Interest expense                       (95,448)       (23,872)      (315,078)      (138,609)
    Other                                   (5,042)          (971)       (10,409)        72,506
                                       -----------    -----------    -----------    -----------
                                           (81,851)        46,116       (276,931)        57,986

Income (loss) before provision for
income taxes                               109,573        (78,219)       230,457        (30,768)

Provision (benefit) for income taxes            --         (3,918)
                                       -----------    -----------    -----------    -----------
Net Income (loss)                      $   109,573    $   (74,301)   $   230,457    $   (30,768)
                                       ===========    ===========    ===========    ===========
INCOME  (LOSS) PER SHARE - BASIC
Net income (Loss) per share            $       .03    $      (.02)   $       .07         $.(01)
                                       ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding                              3,525,631      3,590,100      3,529,163      3,583,759
                                       ===========    ===========    ===========    ===========
INCOME  (LOSS)PER SHARE - DILUTED
Net income (loss) per share            $       .03    $      (.02)   $       .07    $      (.01)
                                       ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding                              3,525,631      3,590,100      3,529,163      3,583,759
                                       ===========    ===========    ===========    ===========

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                       For the Nine Months Ended March 31,

                                                            1999           1998
                                                       -----------    -----------
Net cash used in operations                            $  (279,780)   $  (801,894)

Net cash  provided by (used in) investing activities       186,325     (2,707,033)

Net cash provided by (used in) financing activities       (255,554)     3,311,842
                                                       -----------    -----------

Net decrease in cash for the period                       (349,009)      (197,085)

Cash and cash equivalents - at beginning of period         503,305        271,593
                                                       -----------    -----------

Cash and cash equivalents - at end of period           $   154,296    $    74,508
                                                       ===========    ===========
Cash paid during period for:
         Interest                                      $   340,428    $   134,527
                                                       ===========    ===========
         Income taxes                                  $        --    $        --
                                                       ===========    ===========

                            Sonics & Materials, Inc.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1999
                                   (Unaudited)

      NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1998. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

      NOTE 2: Consolidation

The accompanying financial statements reflect the consolidated operations of Sonics & Materials, Inc., its wholly owned subsidiary, Tooltex, Inc., and Vibra Surge Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      NOTE 3: Income tax

The Company has not accrued a provision for income tax for the nine-months ended March 31, 1999 due to the offsetting reduction in deferred tax valuation allowance established in fiscal 1998. For income tax purpose, the Company has sufficient net operating loss carryforward available to offset taxable income generated to date.

Any statements in this filing that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this filing related to the Company's objective for future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its USS products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra~Surge Corporation being able to successfully market its ultrasonic surgical device, specifically in light of the recent patent litigation settlement between Mentor Corp. and Misonix, Inc. In addition, the Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex. It is also uncertain whether the Company's recent cost cutting measures will result in increased profitability.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1998.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to the three months ended March 31, 1998.

      Net sales. Net sales for the quarter ended March 31, 1999 increased $333,000 or 11.1% over the quarter ended March 31, 1998. This increase is primarily the result of increased domestic sales generated by Sonics.

      Cost of Sales. Cost of sales increased from 59.7% of net sales for the three months ended March 31, 1998 to 60.8% of sales for the three months ended March 31, 1999. This increase is primarily the result of increased sales generated by Vibra~Surge, and Tooltex. Vibra~Surge manufactures ultrasonic surgical devices and Toolbox primarily manufactures custom machinery, each of which typically have a lower profit margin than the machinery manufactured by Sonics.

      Selling Expenses. Selling expenses for the third quarter of fiscal 1999 decreased $120,000 or 14.9% over the same period in fiscal 1998. As a percentage of net sales, selling expenses decreased from 27.0% to 20.7% over the same periods. This is in large part the result of the cost cutting measures implemented by the Company in the first quarter of fiscal 1999.

      General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 1999 decreased $45,000 or 11.7% over the third quarter of fiscal 1998. As a percentage of net sales, these expenses decreased slightly, from 12.7% to 10.2% over the same periods. This decrease is primarily the result of a decrease in professional fees and legal costs.

      Research and Development Expenses. Research and development expenses decreased $54,000 or 38.5% over the same period in fiscal 1998. The decrease was primarily due to a reduction in outside consulting.

      Interest Income. Interest income for the third quarter of fiscal 1999 decreased by $52,000 over the same period in fiscal 1998. In December of 1997, the Company received the proceeds from the Industrial Revenue Bond issue and invested those proceeds in short-term investments. The proceeds were eventually used in the purchase and renovation of the Company's current facilities. (See Liquidity and Capital Resources.)

      Interest Expense. Total interest expense for the third quarter of fiscal 1999 increased by $72,000 or 299.8% over the same period in fiscal 1998. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut.

      Other Income. Other income for the three months ended March 31, 1999 decreased $6,000 or 419.3% over the same period in fiscal 1998. This is due to the expiration of a sublease at a facility no longer being rented by Sonics.

      Income Taxes. The absence of a provision in the third quarter of fiscal 1999 resulted from a reduction in the deferred tax valuation allowance established in fiscal 1998. For income tax purposes the Company has sufficient net operating loss carryforward available to offset taxable income generated to date.

Nine months ended March 31, 1999 compared to the nine months ended March 31, 1998.

      Net sales. Net sales for the nine months ended March 31, 1999 increased $763,000 or 8.5% over the same period in fiscal 1998. This increase is primarily the result of increased domestic sales generated by Sonics and the company's wholly owned subsidiary, Tooltex, Inc.

      Cost of Sales. Cost of sales increased from 57.6% of net sales for the nine months ended March 31, 1998 to 59.6% of sales for the nine months ended March 31, 1999. This increase is primarily the result of increased sales generated by Vibra~surge, and Tooltex.

      Selling Expenses. Selling expenses for the first three-quarters of fiscal 1999 decreased $219,000 or 9.0% over the same period in fiscal 1998. As a percentage of net sales, selling expenses decreased from 27.1% to 22.7% over the same periods. This is in large part the result of the cost cutting measures implemented by the Company in the first quarter of fiscal 1999.

      General and Administrative Expenses. General and administrative expenses for the first three-quarters of fiscal 1999 decreased $79,000 or 7.9% over the first three-quarters of fiscal 1998. As a percentage of net sales, these expenses decreased from 11.3% to 9.6% over the same periods. This decrease is partially the result of salary reductions as well as decreased professional fees and legal costs.

      Research and Development Expenses. Research and development expenses decreased $164,000 or 36.6% over the same period in fiscal 1998. The decrease was primarily due to a reduction in outside consulting.

      Interest Income. Interest income for the first three-quarters of fiscal 1999 decreased by $76,000 over the same period in fiscal 1998. In December of 1997, the Company received the proceeds from the Industrial Revenue Bond issue and invested those proceeds in short-term investments. The proceeds were eventually used in the purchase and renovation of the Company's current facilities. (See Liquidity and Capital Resources.)

      Interest Expense. Total interest expense increased for the first three-quarters of fiscal year 1999 by $176,000 or 127.3%. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut.

      Other Income. Other income for the nine months ended March 31, 1999 decreased $83,000 or 114.4% compared to the nine months ended March 31, 1998. In the second quarter of fiscal 1998 the Company recognized approximately $62,000 resulting in the forgiveness by Tooltex vendors of debts owed. No such forgiveness was granted in the current fiscal year.

      Income Taxes. The absence of a provision in the 9 months ended March 31, 1999 resulted from a reduction in the deferred tax valuation allowance established in fiscal 1998. For income tax purposes, the Company has sufficient net operating loss carryforwards available to offset taxable income generated to date.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company used approximately $280,000 during the nine months ended March 31, 1999 as a result of increased inventory accompanied by a reduction of accounts receivable and offset by reduction of accounts payable. During the first three-quarters of fiscal 1999, the Company invested approximately $64,000 in new capital equipment. The Company was able to raise the funds necessary for these expenditures through the sale of certain short-term investments and the financing activities described below.

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

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, as amended, at the Bank's base lending rate (7.75% at March 31, 1999). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at March 31, 1999 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The proceeds of the Term Loan refinanced a term loan with another bank with interest and principal totaling $427,000. The outstanding principal amount of the Term Loan at March 31, 1999 was $270,015, which bears interest, as amended, at the Bank's base lending rate (7.75% at March 31, 1999). The remaining balance is to be paid in monthly installments of $6,279 and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at March 31, 1999 was $3,793,289, which bears interest at a rate of 5.81%. The bonds were purchased by the Company's current lender pursuant to the credit agreement. The proceeds were used in part to (i) pay in full the outstanding interest and principal due on the Bridge Loan discussed above (ii) purchase and preparation of the Company's new facilities, and (iii) to purchase new machinery and equipment. The Company has used a total of $3,208,000 of the proceeds for these purposes through March 31, 1999. Unapplied funds have been invested in short-term securities and are to be used to repay interest and principal due under the Industrial Revenue Bond. The Bonds, held by the Bank, mature in November 2017, and bear interest at 75% of the Bank's base lending rate (5 4/5% at March 31, 1999). In January 1999, the Company began to redeem the principal in 228 equal monthly installments of $16,700. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000. In connection with the IRB loan, the Company maintains a compensating balance of $400,000 with the Bank. These funds are invested in U. S. Treasury Bonds.

Tooltex's principal credit facility is a term note in the original principal amount of $461,000, and is guaranteed by the Company. The loan is payable in forty-eight monthly installments of $9,604 plus interest at the prime rate plus 1 1/2%. The outstanding principal of the note at March 31, 1999 was $259,000. The loan is secured by a first lien on the assets of Tooltex and is subject to various covenants.

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

PART II - OTHER INFORMATION

Item 2. Change in Securities.

(d) The Company completed its initial public offering of securities pursuant to a registration statement (No. 33 96414) that was declared effective on February 26, 1996. As of April 1, 1999, the Company has applied proceeds from the offering in the following approximate amounts to the following categories.

                                                             Amount of Payments
                                                             ------------------
         Repayment of Indebtedness                               $1,670,000
         Acquisition of other business                               92,000
         Working capital and corporate use                        2,071,000
                                                                 ----------
         Total                                                   $3,833,000
                                                                 ==========

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

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 of the Registrants Form 10KSB for the year ended June 30,
            1998).

27          Financial Data Schedule (filed herewith).

(b) The Company filed a Form 8-K on April 27, 1999, reporting the Company's delisting from the Nasdaq SmallCap Market for failure to satisfy the minimum bid maintenance requirement and the minimum market capitalization maintenance requirement. The Company also reported its subsequent listing on the Over The Counter Bulletin Board (OTCBB).

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SONICS & MATERIALS, INC.


Date:          May 14, 1999               By /s/ ROBERT S. SOLOFF
     ----------------------------            -----------------------------------
                                             Robert S. Soloff
                                             President, Chief Executive Officer,
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                                    Location of Exhibit in
  No.                            Description                             Sequential Numbering System
3(i)             Certificate of Incorporation of the              Incorporated by reference from Exhibit
                 Registrant, as amended.                          3.1 of Amendment No. 3 to Registration
                                                                  Statement No. 33-96414

3(ii)            Amended By-laws of the Registrant.               Incorporated by reference from Exhibit
                                                                  3.2 of Registration Statement No. 33-96414

10(I)            Form of Employment Agreement between the         Incorporated by reference from Exhibit
                 Registrant and Robert S. Soloff.                 10.1 of Registration Statement No. 33-96414

10(ii)           1995 Incentive Stock Option Plan and form        Incorporated by reference from Exhibit
                 of Stock Option Agreement.                       10.3 of Registration Statement No. 33-96414

10(iii)          Lease between Registrant and Aston               Incorporated by reference from Exhibit
                 Investment Associates (Aston, PA).               10.5 of Registration Statement No. 33-96414

10(iv)           Amended lease between Registrant and             Incorporated by reference from Exhibit
                 Robert Lenert (Naperville, IL).                  10.6 of Amendment No. 4 to Registration
                                                                  Statement No. 33-96414

10(v)            Lease between Registrant and Janine Berger       Incorporated by reference from 10.7 of
                 (Gland, Switzerland).                            Registration Statement No. 33-96414

10(vi)           Form of Sales Representation Agreement.          Incorporated by reference from Exhibit
                                                                  10.8 of Registration Statement No. 33-96414

10(vii)          Form of Sales Distribution Agreement.            Incorporated by reference from Exhibit
                                                                  10.9 of Registration Statement No. 33-96414

10(viii)         Agreement and Plan of Merger, dated as of        Incorporated by reference from Exhibit
                 July 25, 1997, among the Registrant, SM          2(a) of Registrant's Form 8-K dated July
                 Sub, Inc., Tooltex, Inc., and the persons        25, 1997
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

10(ix)           Agreement of Merger, dated as of July 25,        Incorporated by reference from Exhibit
                 1997, among the Registrant, SM Sub, Inc.         2(b) of the Registrant's Form 8-K dated
                 and Tooltex, Inc.                                July 25, 1997).

10(x)            Credit Agreement, dated September 19,            Incorporated by reference from Exhibit
                 1997, between Brown Brothers Harriman &          10 (xii) of the Registrant's Form 10-KSB
                 Co. and Registrant                               for the year ended June 30, 1997

10(xi)           Term Loan Note of Registrant, dated              Incorporated by reference from Exhibit
                 September 19, 1997, payable to the order         10 (xiii) of the Registrant's Form
                 of Brown Brothers Harriman & Co. in the          10-KSB for the year ended June 30, 1997
                 original principal amount of $427,000.

10(xii)          Line of Credit Note of Registrant, dated         Incorporated by reference from Exhibit
                 September 19, 1997, payable to the order         10 (xiii) of the Registrant's Form
                 of Brown Brothers Harriman & Co. in the          10-KSB for the year ended June 30, 1997
                 original principal amount of $1,500,000.

10(xiii)         Intentionally deleted

10(xiv)          Open-End Mortgage Deed from Registrant to        Incorporated by reference from Exhibit
                 Brown Brothers Harriman & Co. dated              10 (xiv) of the Registrant's Form 10-KSB
                 September 19, 1997.                              for the year ended June 30, 1997

10(xv)           General Security Agreement from Registrant       Incorporated by reference from Exhibit
                 to Brown Brothers Harriman & Co. dated           10 (xvii) of the Registrant's Form
                 September 19, 1997.                              10-KSB for the year ended June 30, 1997

10(xvi)          Loan Agreement between Connecticut               Incorporated by reference from Exhibit
                 Development Authority and Sonics &               10 (xvi) of the Registrants Form 10-KSB
                 Materials dated December 1, 1997                 for the year ended June  30, 1998

10(xvii)         Indenture of Trust between Connecticut           Incorporated by reference from Exhibit
                 Development Authority and Sonics &               10 (xvii) of the Registrants Form 10-KSB
                 Materials, Inc. dated December 1, 1997           for the year ended June  30, 1998

10(xviii)        Tax Regulatory Agreement between                 Incorporated by reference from Exhibit
                 Connecticut Development Authority and            10 (xviii) of the Registrants Form
                 Sonics & Materials, Inc., and Brown              10-KSB for the year ended June  30, 1998
                 Brothers Harriman Trust Company as Trustee
                 dated December 12, 1997

21               Subsidiaries of the Registrant                   Incorporated by reference from Exhibit
                                                                  21 of the Registrants Form 10-KSB for
                                                                  the year ended June  30, 1998

27               Financial Data Schedule.                         Filed herewith