Form 10KSB40/A
period 1999-06-30
SONICS & MATERIALS INC
filed 1999-10-12
CIK 1000166

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------
                                  FORM 10-KSB/A
--------------------------------------------------------------------------------

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1999.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to _____________.

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

                  Yes |X|                         No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the most recent fiscal year were: $ 12,438,688

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Company's Common Stock on September 20, 1999 as reported on the Over the Counter Bulletin Board , was approximately $502,050 This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 20, 1999, the issuer had outstanding 3,520,100 shares of Common Stock, par value $.03 per share, and 1,805,000 Warrants to purchase shares of Common Stock.

Transitional Small Business Disclosure Format (check one):   Yes |_|    No   |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

Company's Statement Regarding Forward Looking Statements

      Any statements in this Annual Report that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this Annual Report related to the Company's objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its USS products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra-Surge Corporation being able to successfully market its ultrasonic surgical device. It is also uncertain whether any related patent litigation may hinder the Company's ability to market the device. In addition, the Company's objectives of future growth, profitability, and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex.

Item 1. Description of Business

      The section entitled "Description of Business - International Operations" has been amended to read as follows:

International Operations

      The Company's international activities are an important portion of its business. Approximately 25% and 21% of its sales for fiscal years 1998 and 1999, respectively, are attributable to sales of its products outside the United States. The Company also operates a branch office in Gland, Switzerland where it sells and services its ultrasonic devices for the European market except for the United Kingdom.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

      Net sales. Net sales for fiscal 1999 increased $358,000 or 3.0% over fiscal 1998. This increase is primarily the result of a full year of operations in its new headquarters in Newtown, Connecticut. Management estimates that the Company lost sales of approximately $300,000 due to downtime associated with its move to Newtown in the fourth quarter of fiscal 1998.

      Cost of Sales. Cost of sales increased $70,000 from fiscal 1998 to fiscal 1999, but declined as a percentage of sales from 58.5% to 57.4%.

      Selling Expenses. Selling expenses for fiscal 1999 decreased $411,000 or 12.9% over fiscal 1998. As a percentage of net sales these expenses decreased to 24.0% in fiscal 1999 from 28.1% in fiscal 1998. This is in large part the result of the cost cutting measures implemented by the Company in the first quarter of fiscal 1999.

      General and Administrative Expenses. General and administrative expenses for fiscal 1999 decreased $160,000 or 10.9% over fiscal 1998. As a percentage of net sales, these expenses decreased to 10.5% in fiscal 1999 from 12.1% in fiscal 1998. This decrease is the result of higher expenses associated with the relocation of the Company's headquarters in fiscal 1998, including moving costs of $62,000. Also in fiscal 1998, the Company paid $83,000 to settle a sales tax audit by California State Board of Equalization. No such payments were made in fiscal year 1999.

      Research and Development Expenses. Research and development expenses decreased $177,000 or 32.5% over fiscal 1998. The decrease was primarily due to a reduction in outside consulting.

      Interest Income. Interest income decreased $115,000 or 69.0% in fiscal 1999. In the second quarter of 1997, the Company received approximately $2.0 million of proceeds from the Industrial Revenue Bond issue and invested those proceeds in short-term investments. The proceeds were eventually used for the purchase and renovation of the Company's current facilities. Investment income is expected to decline further in fiscal 2000 due to the utilization of most of the bond proceeds as of June 30, 1999.

      Interest Expense. Total interest expense in fiscal 1999 increased by $236,000 or 107.5% over fiscal 1998. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut, construction of the new facility, and other capital expenditures.

      Income Taxes. In fiscal 1998, the Company established a valuation allowance of $155,000 to offset the tax benefits of deferred tax assets because their realization was uncertain. Based on a current review of available evidence, including the Company's return to profitability in fiscal 1999, management has reversed the valuation allowance because it is more likely than not that the tax benefits subject to the allowance will be realized. The Company does not anticipate any federal tax liability in fiscal 1999 due to the availability of net operating loss carry forward.

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

      Selling Expenses. Selling expenses for fiscal 1998 increased $239,000. Or 7.6% over fiscal 1997. As a percentage of net sales these expenses decreased to 28.1% in fiscal 1998 from 29.2% in fiscal 1997. This decrease in selling expenses as a percentage of net sales is a result of the Company maintaining fixed costs while increasing sales.

      General and Administrative Expenses. General and administrative expenses for fiscal 1998 increased $640,000or 77.7% over fiscal 1997. As a percentage of net sales, these expenses increased to 12.1% in fiscal 1998 from 7.6% in fiscal 1997. This increase is partly the result of the acquisition and consolidation of Tooltex. The Company began consolidating the financial results of Tooltex as of July 1, 1997. As such, fiscal 1998 reflect consolidated results, whereas fiscal 1997 does not. In addition, the Company incurred approximately $62,000 of moving expenses relating to the move to its new headquarters in Newtown, Connecticut. The Company also incurred approximately $83,000 in expenses relating to a sales tax audit by the California State Board of Equalization. The audit pertained to sales made from April 1, 1986 to December 31, 1995.

      Research and Development Expenses. Research and development expenses increased $126,000 or 30.1% over fiscal 1997. The increase was primarily due to increased use of outside consulting services for several development projects. The Company intends to reduce the use outside consulting services in fiscal 1999 as compared with fiscal 1998.

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

      Income Taxes. Total income tax expense for the year ended June 30, 1998 increased $20,000 or 104.3% compared to the year ended June 30, 1997. The higher provision is primarily the result of an increase in non-deductible expenses, namely, amortization of goodwill arising from the acquisition of Tooltex as well as the elimination of a deferred tax asset offset by a decrease in income before taxes.

Liquidity and Capital Resources

Operations of the Company used cash of $20,000 in fiscal 1999, as a result of increasing inventory and reductions in accounts payable. Reductions in accounts receivable of $313,000, net income of $316,000 and noncash charges of $315,000 were offsetting factors. In fiscal 1999, the Company invested $282,000 in furniture and fixtures, and new machinery.

On September 19, 1997, the Company entered into a new credit arrangement with a bank and repaid loans outstanding with its previous lender. The agreement, as amended on October 13, 1998 covers three outstanding credit facilities, including (i) a Line of Credit of up to $1,500,000, (ii) a term loan of $427,000, and (iii) a tax-exempt industrial development loan in the aggregate amount of $3,810,000.

The loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's new manufacturing facility in Newtown, CT. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth and a fixed charge coverage ratio, as defined.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest at the Bank's base lending rate (7.75% at June 30, 1999). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at June 30, 1999 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The outstanding principal amount of the Term Loan at June 30, 1999 is $257,456, which bears interest at the Bank's base lending rate (7.75% at June 30, 1999). The principal of the Term Loan was to be paid in 36 equal monthly installments of $11,861,which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due and payable on October 1, 2000. In July 1998, however, the Company renegotiated the terms of the Term Loan. Beginning August 1, 1998, the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at June 30, 1999 was $3,726,447, which bears interest at a rate of 75% of the Bank's base lending rate (5.81% at June 30, 1999). The Company's current lender purchased the bonds pursuant to the credit agreement. The proceeds were used in part to pay existing indebtedness of approximately $1,343,000. Most of remaining proceeds have been used for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. Unapplied funds of $136,000 at June 30, 1999 have been invested in short-term securities and can be used to repay principal due under the Bonds. The Bonds are payable in 228 monthly principal installments of $16,700 plus interest through November 2017. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000. In connection with the IRB loan, the Company maintains a compensating balance of $400,000 with the Bank. These funds are invested in a U. S. Treasury Bond.

Tooltex's principal credit facility is a term note in the original principal amount of $461,000, and is guaranteed by the Company. The loan is payable in forty-eight monthly installments of $9,604 plus interest at the prime rate plus 11/2%. The outstanding principal of the note at June 30, 1999 was $230,500. The loan is secured by a first lien on the assets of Tooltex and is subject to various covenants.

The Company instituted cost cutting measures in the form of lay-offs effective September 25, 1998. In total, the Company has reduced staffing by 11 people or 9% though these lay-offs and attrition, primarily in the manufacturing and sales departments.

Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties, which the Company relies upon to operate its business to assess their readiness for the year 2000. Management has determined that the main computer systems that the Company relies upon to manage its operations are year 2000 compliant. In addition, since the Company's products do not have an internal date/clock; the year 2000 bug does not affect them. The Company has not had the need to incur any material costs in preparation for the year 2000. Management cannot presently estimate the cost of this program; however such costs are not currently expected to be material to the Company's operations or financial condition. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

Impact of Inflation

      The Company does not believe that inflation significantly affected its results of operations for the 1999 fiscal year.

Item 7. Financial Statements

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

      3(ii) Amended By-laws of the Registrant (incorporated by reference from Exhibit 3.2 of Registration Statement No. 33-96414).

      3(iii) Form of Warrant Agreement between Registrant and Warrant Agent (incorporated by reference from Exhibit 4.3 of Amendment No. 3 to Registration Statement No. 33-96414).

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

      10(x) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant ( incorporated by reference from Exhibit 10(xii) of the Registrant's Form 10KSB for the year ended June 30, 1997).

      10(xi) Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10(xiii) of the Registrants Form 10KSB for the year ended June 30, 1997).

      10(xii) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit 10(xiv) of the Registrants Form 10KSB for the year ended June 30, 1997).

      10(xiii) Bridge Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,600,000 (incorporated by reference from Exhibit 10(xv) of the Registrants Form 10KSB for the year ended June 30, 1997).

      10(xiv) Open-End Mortgage Deed from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10(xvi) of the Registrants Form 10KSB for the year ended June 30, 1997).

      10(xv) General Security Agreement from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10(xvii) of the Registrants Form 10KSB for the year ended June 30, 1997).

      10(xvi) Loan Agreement between Connecticut Development Authority and Sonics & Materials dated December 1, 1997 (incorporated by reference from Exhibit 10(xvi) of the Registrants Form 10KSB for the year ended June 30, 1998).

      10(xvii) Indenture of Trust between Connecticut Development Authority and Sonics & Materials, Inc. dated December 1, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1998).

      10(xviii)   Tax Regulatory Agreement between Connecticut Development
                  Authority and Sonics & Materials, Inc., and Brown Brothers
                  Harriman Trust Company as Trustee dated December 12, 1997
                  (incorporated by reference from Exhibit 10(xviii) of the Registrants Form 10KSB for the year ended June 30, 1998).

      21 Subsidiaries of the Registrant (incorporated by reference from Exhibit (21 of the Registrants Form 10KSB for the year ended June 30, 1998).

      27          Financial Data Schedule (filed herewith).

      (b) The Company did not file any Current Reports on Form 8-K during fiscal year 1999. independent auditors.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements

     Balance Sheets                                                          F-3

     Statements of Income (Loss)                                             F-4

     Statement of Stockholders' Equity                                       F-5

     Statements of Cash Flows                                          F-6 - F-7

     Notes to Financial Statements                                    F-8 - F-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Sonics & Materials, Inc.

      We have audited the accompanying consolidated balance sheets of Sonics & Materials, Inc. and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                              Schneider Ehrlich & Associates LLP

Jericho, New York
September 17, 1999

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                           1998           1999
                                                           ----           ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $   503,305   $   354,564
  Short-term investment, including
    restricted funds of $400,000 in 1998                   750,000            --
  Accounts receivable, net of allowance
    for doubtful accounts of $112,000 and
    $95,000 in 1998 and 1999                             2,370,960     2,057,809
  Inventories                                            4,457,841     4,922,532
  Prepaid income taxes and income tax
    refunds receivable                                      96,171            --
  Deferred income taxes                                         --        81,543
  Restricted cash from industrial revenue bonds                 --       136,000
  Other current assets                                      33,116        85,511
                                                       -----------   -----------

    Total current assets                                 8,211,393     7,637,959

PROPERTY AND EQUIPMENT - net                             4,409,920     4,139,372

GOODWILL - net of accumulated amortization
  of $55,503 and $111,005 in 1998 and 1999               1,054,547       999,045

RESTRICTED CASH FROM INDUSTRIAL REVENUE BONDS              309,371            --
MARKETABLE DEBT SECURITY-pledged                                --       400,000
OTHER ASSETS - net                                         692,584       783,822
                                                       -----------   -----------

     Total assets                                      $14,677,815   $13,960,198
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable - bank                                  $ 1,465,101   $ 1,465,101
  Current maturities of long-term debt                     354,978       444,907
  Accounts payable                                       1,004,351       579,766
  Customer advances                                        327,355       204,780
  Commissions payable                                      123,676       141,446
  Other accrued expenses and sundry liabilities            600,270       464,812
                                                       -----------   -----------

     Total current liabilities                           3,875,731     3,300,812

LONG-TERM DEBT                                           4,345,700     3,886,487
                                                       -----------   -----------

     Total liabilities                                   8,221,431     7,187,299
                                                       -----------   -----------
COMMITMENTS - See Notes

STOCKHOLDERS' EQUITY

Common stock - par value $.03 per share; authorized 10,000,000 shares; issued and outstanding 3,520,100 shares at June 30, 1998
  and 1999                                                 105,603       105,603
Additional paid-in capital                               6,575,010     6,575,010
Retained earnings (accumulated deficit)                   (224,229)       92,286
                                                       -----------   -----------
  Total stockholders' equity                             6,456,384     6,772,899
                                                       -----------   -----------
  Total liabilities and stockholders' equity           $14,677,815   $13,960,198
                                                       ===========   ===========

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                  SONICS & MATERIALS, INC. AND ITS SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                      Years ended June 30,
                                                        1998            1999
                                                        ----            ----

Net sales                                          $ 12,080,552    $ 12,438,688

Cost of sales                                         7,064,259       7,134,412
                                                   ------------    ------------

   Gross profit                                       5,016,293       5,304,276
                                                   ------------    ------------
Operating expenses:

   Selling                                            3,396,209       2,985,038
   General and administrative                         1,464,088       1,304,069
   Research and development                             544,452         367,407
                                                   ------------    ------------

     Total operating expenses                         5,404,749       4,656,514
                                                   ------------    ------------
Other income (expenses):

   Interest expense                                    (219,416)       (455,351)
   Interest and other income                            250,973          80,292
                                                   ------------    ------------

     Total other income (expenses)                       31,557        (375,059)
                                                   ------------    ------------

Income (loss) before income taxes                      (356,899)        272,703
Provision for income taxes (income tax benefit)          39,570         (43,812)
                                                   ------------    ------------

     Net income (loss)                             $   (396,469)   $    316,515
                                                   ============    ============

Basic net income (loss) per share                         (0.11)           0.09
                                                   ============    ============

Diluted net income (loss) per share                $      (0.11)   $       0.09
                                                   ============    ============

Shares used in basic per share computation            3,520,100       3,520,100
Incremental shares from issuance of
   common stock options and warrants                         --           6,798
                                                   ------------    ------------

Shares used in diluted per share computation          3,520,100       3,526,898
                                                   ============    ============

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                  SONICS & MATERIALS, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Years ended June 30, 1998 and 1999

                                   Common Stock                        Retained
                                -------------------                   Additional       Earnings
                                                Par       Paid-in    (Accumulated    Stockholders'
                                Shares         Value      Capital       Deficit)        Equity
                                ------         -----      -------       --------        ------
Balance - June 30, 1997        3,520,100   $   105,603   $ 6,539,597   $   172,240    $ 6,817,440

Issuance of common stock
   options                            --            --        23,600            --         23,600
Conversion of note payable
   to capital                                                 11,813                       11,813
Net loss                              --            --            --      (396,469)      (396,469)
                             -----------   -----------   -----------   -----------    -----------

Balance - June 30, 1998        3,520,100       105,603     6,575,010      (224,229)     6,456,384

Net income                            --            --            --       316,515        316,515
                             -----------   -----------   -----------   -----------    -----------

Balance - June 30, 1999        3,520,100   $   105,603   $ 6,575,010   $    92,286    $ 6,772,899
                             ===========   ===========   ===========   ===========    ===========

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                  SONICS & MATERIALS, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years ended June 30,
                                                          1998           1999
                                                          ----           ----
Increase (decrease) in cash
Cash flows from operating activities
  Net income (loss)                                    $  (396,469)   $ 316,515
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities
      Depreciation of property and equipment               323,060      259,442
      Amortization of goodwill                              55,503       55,502
      Deferred income taxes                                 80,000      (81,543)
      Bad debt expense                                      15,000           --
      Loss on sale of equipment                              6,085           --
      Increase (decrease) in cash flows from
        changes in operating assets and
        liabilities, net of effect of acquisition
        of Tooltex, Inc.:
           Accounts receivable                            (325,139)     313,152
           Inventories                                    (401,387)    (425,250)
           Prepaid income taxes                             75,669       96,171
           Other assets                                    289,666      110,290
           Accounts payable and accrued liabilities       (586,123)    (542,273)
           Customer advances                               156,837     (122,575)
                                                       -----------    ---------

      Net cash used in operating activities               (707,298)     (20,569)
                                                       -----------    ---------

Cash flows from investing activities, net of
  effect of acquisition of Tooltex, Inc.:
      Capital expenditures on property and equipment    (1,934,481)    (282,258)
      Proceeds from sale of equipment                        2,997           --
      Short-term investments                               915,470      350,000
      Acquisition of  Tooltex, Inc.
        (net of cash acquired)                            (176,595)          --
                                                       -----------    ---------
      Net cash provided by (used in) investing
         activities                                     (1,192,609)      67,742
                                                       -----------    ---------

Cash flows from financing activities, net of
  effect of acquisition of Tooltex, Inc.:
      Cash transferred from restricted funds                    --       73,109
      Payment of note payable - bank                      (500,000)          --
      Proceeds from note payable - bank                  1,465,101           --
      Payment of capital lease obligations                 (22,401)     (35,928)
      Payment of long-term debt                           (628,784)    (233,095)
      Proceeds from long-term debt                       1,817,703           --
                                                       -----------    ---------

      Net cash provided by (used in) financing
         activities                                      2,131,619     (195,914)
                                                       -----------    ---------

      NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                              231,712     (148,741)

Cash and cash equivalents at beginning of year             271,593      503,305
                                                       -----------    ---------

Cash and cash equivalents at end of year               $   503,305    $ 354,564
                                                       ===========    =========

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                  SONICS & MATERIALS, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended June 30,
                                                         1998           1999
                                                         ----           ----
Supplemental disclosures of cash
  flow information:
  Cash paid during the year
    Interest                                          $   197,090     $ 457,616
                                                      ===========     =========
    Income taxes (refunded)                           $  (136,281)    $ (83,422)
                                                      ===========     =========
Supplemental schedule of noncash investing
  and financing activities:
    Restricted cash from Industrial Revenue Bonds     $ 3,810,000     $ 309,371
    Repayment of debt                                  (1,343,538)     (100,262)
    Purchase and preparation of new facility           (2,157,091)           --
    Transfer to unrestricted funds                             --       (73,109)
                                                      -----------     ---------

      Restricted cash from Industrial
        Revenue Bonds -- end of year                  $   309,371     $ 136,000
                                                      ===========     =========

Conversion of note payable to capital                 $    11,813
                                                      ===========
Value of common stock options issued in
  Tooltex, Inc. acquisition                           $    23,600
                                                      ===========
Value of capital assets acquired through
  capital lease obligations                           $    95,000
                                                      ===========

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

NOTE A - BUSINESS

Sonics & Materials, Inc. (the "Company") is a manufacturer and distributor of ultrasonic assembly and liquid processing machinery and equipment. Sales are made throughout the United States, Europe, Asia, South America and Australia. The Company's headquarters and principal manufacturing operations are located in Newton, Connecticut.

In July 1997, the Company acquired all of the issued and outstanding stock of Tooltex, Inc. ("Tooltex"), a manufacturer of automated systems used in the plastics industry. Tooltex is located in Grove City, Ohio (See Note C).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tooltex, Inc. and VibraSurge, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

Use of Estimates

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the allowance for doubtful accounts receivable and the valuation allowance for deferred tax assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Goodwill

Goodwill represents the excess purchase price paid over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis over a twenty-year period. Amortization expense for the years ended June 30, 1998 and 1999 was $55,503 and $55,502, respectively.

The carrying value of Goodwill is based on management's current assessment of recoverability. Management evaluates recoverability using both objective and subjective factors. Objective factors include management's best estimates or projected future earnings, cash flows and analysis of historical and recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus.

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

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

Income Taxes

The Company accounts for its income taxes using the liability method, which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

Stock options

Under SFAS No. 123, "Accounting for Stock-based Compensation", the Company must either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option plans, using the fair value method, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, as allowed under SFAS No. 123, to account for its employee stock-based compensation plans, and to include the required pro forma disclosures based on fair value accounting.

Income (loss) per share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the weighted-average number of net shares that would be issued upon exercise of stock options using the treasury stock method. Stock options have not been included in the fiscal 1998 loss per share computation because their inclusion would be anti-dilutive.

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

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

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs were approximately $267,000 and $121,000 for the years ended June 30, 1998 and 1999, respectively.

NOTE C - ACQUISITION OF TOOLTEX

On July 25, 1997, the Company acquired, through a newly formed wholly-owned subsidiary, 100% of the stock of Tooltex. The stockholders received, in exchange for their Tooltex shares, (i) an aggregate of 70,000 shares of the Company's common stock, (ii) $70,000 in cash, and (iii) options to purchase 10,000 shares of the Company's common stock.

Subsequent to closing, certain preacquisition contingencies relating to open Tooltex work orders were resolved at a net cost of approximately $259,000. In accordance with the terms of the merger agreement, the Tooltex selling stockholders agreed to indemnify the Company for these and any subsequent claims by surrendering the 70,000 shares of common stock issued as consideration. The shares were valued at $205,800 at the time of issuance and had remained in escrow since the closing. The Company does not believe there are any other unresolved contingencies relating to the Tooltex acquisition.

In connection with the acquisition, the Company also entered into a five-year triple net lease with BPT, Limited ("BPT), an entity owned by the Tooltex stockholders, for the use of Tooltex's present facility. The Company also received a promissory note from BPT for $25,000, as modified, representing amounts owed by BPT to Tooltex. The note is being repaid in 48 equal installments of $535 per month, including interest at 2% per annum.

NOTE D - SHORT-TERM INVESTMENT

At June 30, 1998, the Company owned a $750,000 U.S. Treasury note bearing interest at 5.5% per annum and maturing in February 1999.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

NOTE E - INVENTORIES

Inventories consist of the following:

                                                  June 30,             June 30,
                                                    1998                 1999
                                                    ----                 ----

Raw materials                                    $1,104,223           $1,033,821
Work-in-process                                   2,590,017            2,589,873
Finished goods                                      763,601            1,298,838
                                                 ----------           ----------

                                                 $4,457,841           $4,922,532
                                                 ==========           ==========

NOTE F - PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

                                                      June 30,         June 30,
                                                        1998             1999
                                                        ----             ----

Land                                                 $  462,486       $  462,486
Building                                              3,212,507        3,212,507
Trade show booth                                         50,494           50,494
Machinery and equipment                                 857,241          872,251
Tooling                                                 135,158          140,494
Office furniture and equipment                          275,471          310,976
Leasehold improvements                                   34,851           34,851
Automobiles                                              60,441           60,441
Data processing equipment                               651,661          662,067
                                                     ----------       ----------

                                                      5,740,310        5,806,567

Less: Accumulated depreciation                        1,330,390        1,667,195
                                                     ----------       ----------

                                                     $4,409,920       $4,139,372
                                                     ==========       ==========

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

In September 1997, the Company closed on the purchase of commercial property located in Newton, Connecticut, to be used for a new manufacturing facility and corporate headquarters. The Company paid a cash price of $1,265,000, which was financed principally from loans provided under a new bank credit facility. The credit facility is also financing improvements to the property (see Note I).

NOTE G - MARKETABLE DEBT SECURITY-PLEDGED

The investment consists of a U. S. Treasury note bearing interest at 5.5% and due in March 2000. The Company's lender has a $400,000 lien on the funds. The lien will be released when the Company's tangible net worth exceeds $5,800,000.

NOTE H - OTHER ASSETS

At June 30, 1998 and 1999, the major components of other assets were:

                                                       June 30,        June 30,
                                                         1998            1999
                                                         ----            ----

Demonstration equipment - net of
  accumulated depreciation of
  $360,757 and $438,331 for 1998
  and 1999, respectively                              $  529,125      $  628,110
Other                                                    163,459         155,712
                                                      ----------      ----------

                                                      $  692,584      $  783,822
                                                      ==========      ==========

Demonstration equipment is carried at cost less accumulated depreciation. Depreciation is provided for using straight-line and accelerated methods over the estimated useful life of seven years. The net book value is used to calculate any gain or loss on sale of the related demonstration equipment.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

NOTE I - OTHER ACCRUED EXPENSES AND SUNDRY LIABILITIES

At June 30, 1998 and 1999, the major components of other accrued expenses and sundry liabilities were:

                                                     June 30,           June 30,
                                                       1998               1999
                                                       ----               ----

Accrued compensation                                 $242,445           $208,445
Professional fees                                      28,210             43,949
Other                                                 329,615            212,418
                                                     --------           --------

                                                     $600,270           $464,812
                                                     ========           ========

NOTE J - BANK AND OTHER DEBT

Note payable - bank

Outstanding indebtedness against the bank line of credit is evidenced by a note bearing interest at the bank's base lending rate (7.75% at June 30, 1999). Advances under the line of credit are at the bank's sole discretion, are due on demand, and are limited to the lesser of $1,500,000 or a percentage of the Company's available borrowing base, as defined.

Long-term debt

                                                   June 30,           June 30,
                                                     1998               1999
                                                     ----               ----

(a) Industrial Revenue Bonds                     $ 3,810,000        $ 3,709,737
(b) Bank term loan                                   343,972            251,177
(c) Bank term loan                                   355,354            230,500
(d) Capital lease obligations                        146,112            110,184
(e) Other loans                                       45,240             29,796
                                                 -----------        -----------
                                                   4,700,678          4,331,394
Less: Current portion                               (354,978)          (444,907)
                                                 -----------        -----------

Long-term debt                                   $ 4,345,700        $ 3,886,487
                                                 ===========        ===========

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

(a) Industrial Revenue Bonds issued in December 1997 through the Connecticut Development Authority in the principal amount of $3,810,000. The bonds were purchased by the Company's lender pursuant to the credit agreement between the parties. Interest on principal balances is payable at the rate of 75% of the bank's base lending rate. Principal is payable in 228 equal installments of $16,711 commencing in January 1999. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000.

      The proceeds of the bonds were used to refinance construction debt of $1,344,000 and to fund plant construction and the purchase of new machinery and equipment. At June 30, 1999, unapplied funds totaled $136,000. This amount appears as Restricted cash from Industrial Revenue Bonds on the accompanying fiscal 1999 balance sheet. The Company, with its lender's consent, is using the funds to repay bond principal.

(b) Term loan in the original amount of $427,000. The loan, as amended on July 21, 1998, is payable in nine monthly installments of $11,861 through July 1, 1998, fifty-one monthly installments of $6,269, and a final payment of the remaining principal balance on October 1, 2002. The loan bears interest at the bank's base lending rate.

(c) Indebtedness in the original amount of $461,000. The loan is payable in forty-eight month installments of $9,604 plus interest at the prime rate plus 1-1/2%. The loan is secured by a first lien on the assets of Tooltex and is subject to various covenants.

(d) The Company has entered into four equipment leases which qualify for capitalization under applicable accounting guidelines. The leases expire at various dates through 2003.

(e) Equipment loans payable in monthly installments through 2001, secured by financed assets.

Indebtedness under the Company's line of credit, industrial revenue bonds, and the term loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's new manufacturing facility. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth and a fixed charge coverage ratio, as defined.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

The aggregate maturities of long-term debt for the next five fiscal years are as follows:

Year ending
 June 30,
-----------
    2000                                                               $ 444,907
    2001                                                                 440,041
    2002                                                                 315,684
    2003                                                                 247,584
    2004                                                                 200,526

NOTE K - STOCKHOLDERS' EQUITY

Warrants

In connection with its initial public offering in 1996, the Company issued common stock purchase warrants to purchase 1,725,000 shares of its common stock at an exercise price of $6.00, of which 1,705,000 are outstanding. There are also 100,000 warrants outstanding to purchase common stock for $.25 per share. All of the warrants expire in February 2001.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

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

All employee options issued to date under the Plan have a five-year term and vest evenly over the first three years commencing on the date of grant. Director options vest over a one-year period. At June 30, 1999, there were 120,500 shares available for future grant under the Plan.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

Nonqualified Stock Options

The Company has also granted nonqualified stock options for 305,366 shares of common stock at option prices ranging from $.31 to $1.63 per share expiring at various dates through 2004.

Summary Information

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for the stock option awards in fiscal 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss would have increased by approximately $30,000 and earnings per share would have been reduced by $.01 per share in 1998, and net income would have decreased by approximately $10,000 and earnings per share reduced by $.01 in 1999.

The weighted average fair value at date of grant for all options granted was $.79 in 1998 and $.17 in 1999. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        1998             1999
                                                        ----             ----

Expected stock price volatility                           46.5%            46.5%
Expected life of options                               4 years          4 years
Risk-free interest rate                                   5.82%            5.25%
Expected dividend yield                                      0%               0%

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

For the two years ended June 30, 1999, option activity was as follows:

                                     Incentive options     Nonqualified options
                                     -----------------     --------------------
                                                Weighted-             Weighted-
                                                average                 average
                                     Number     Exercise     Number    Exercise
                                   of Shares     Price     of Shares    Prices
                                   --------------------------------------------

Outstanding at June 30, 1997        71,500     $   4.96     285,366       $1.00

Granted                             26,000         1.88      10,000        1.63
Exercised
Canceled                           (10,000)        5.00
--------------------------------------------------------------------------------

Outstanding at June 30, 1998        87,500         4.04     295,366        1.02

Granted                             50,000     $.22-.63      10,000         .63
Exercised
Canceled                            (8,000)   1.25-5.00
--------------------------------------------------------------------------------

Outstanding at June 30, 1999       129,500     $   2.42     305,366       $1.01
================================================================================

The following table summaries information about stock options outstanding at June 30, 1999:

                   Options Outstanding                      Options Exercisable
                                            Weighted
                                Weighted-    average                   Weighted-
                                average     Remaining                   average
   Range of        Number       Exercise   Contractual      Number     Exercise
Exercise prices  Outstanding     Price        Life        Exercisable   Price
--------------------------------------------------------------------------------
$0.22 - $0.63       70,976       $0.39        4.7 years     10,976      $0.31
 1.03 - 1.63       298,390        1.06        4.5 years    282,390      1.043
 2.94 - 3.50        12,000        3.03        3.0 years      4,667       3.10
    5.00            53,500        5.00        1.7 years     53,500       5.00
                   -------                                 -------

                   434,866                                 351,533
                   =======                                 =======

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

NOTE L - COMMITMENTS

Leases

The Company leases certain facilities and vehicles under lease agreements that are classified as operating leases and expire in various years through 2003.

The following is a schedule of future minimum lease payments for operating leases as of June 30, 1998:

Year ending
 June 30,
 --------

   2000                                                              $131,933
   2001                                                               128,485
   2002                                                               126,711
   2003                                                                18,483
                                                                     --------

                                                                     $405,612
                                                                     ========

Rental expense for operating leases totaled approximately $379,000 and $207,000 for the years ended June 30, 1998 and 1999, respectively.

Employment contracts

In connection with the Tooltex acquisition, the Company entered into five-year employment agreements with the two Tooltex stockholders. The agreements each provide for initial annual salaries of $75,000, with annual increases equal to the rate of inflation, up to 5%, and various fringe benefits. The agreements also contain bonus provisions based on annual sales increases.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

NOTE M - INCOME TAXES

The components of the provision for taxes on income are as follows:

                                                           Years ended June 30,
                                                            1998        1999
U. S. Federal
    Current                                               $(40,430)   $     --
    Deferred                                                68,000     (81,543)
                                                          --------    --------
                                                            27,570      81,453
                                                          --------    --------
State
    Current                                                     --      37,731
    Deferred                                                12,000          --
                                                          --------    --------
                                                            12,000      37,731
                                                          --------    --------
Total income tax provision
    (income tax benefit)                                  $ 39,570    $(43,812)
                                                          ========    ========

      The current portion of the federal income tax benefit in fiscal 1998 reflects refundable taxes from the carryback of net operating losses.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                        June 30,        June 30,
                                                          1998            1999
                                                          ----            ----

Deferred tax assets:
    Accrued expenses                                  $  41,640        $  27,249
    Allowance for doubtful accounts                      44,800           32,300
    Inventories                                          17,681           16,098
    Tax benefit of net operating loss
     carryforwards                                       74,840           20,981
                                                      ---------        ---------
Total deferred tax assets                               178,961           96,628
                                                      ---------        ---------

Deferred tax liabilities:
    Deferred charges                                     23,665           15,085
                                                      ---------        ---------

Sub total                                               155,296           81,543

Valuation allowance                                    (155,296)              --
                                                      ---------        ---------

Net deferred tax asset                                $      --        $  81,543
                                                      =========        =========

In fiscal 1998, the Company established a valuation allowance of $155,296 to offset the tax benefits of deferred tax assets because their realization was uncertain. Based on a current review of available evidence, including the Company's return to profitability in fiscal 1999, management has reversed the valuation allowance because it is more likely than not that the tax benefits subject to the allowance will be realized.

The Company and its subsidiaries file federal returns on a consolidated basis and separate state returns. At June 30, 1999, the Company had net operating losses of approximately $62,000, which are available to offset future federal taxable income through 2019.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the consolidated financial statements:

                                                         Years ended June 30,
                                                         1998            1999
                                                         ----            ----

Provision (benefit) for Federal income
    taxes at the statutory rate                       $(121,346)      $  92,719
State and local taxes, net of
    federal income taxes (benefit)                      (16,118)         19,800
Nondeductible expenses                                   29,090          31,366
Valuation allowance                                     155,296              --
Reversal of valuation allowance                              --        (155,296)
Tax benefit of net operating loss
    carryforward                                             --         (23,156)
Other                                                    (7,352)         (9,245)
                                                      ---------       ---------

Actual provision for income taxes
    (income tax benefit)                              $  39,570       $ (43,812)
                                                      =========       =========

NOTE N - 401(k) AND PROFIT SHARING PLANS

The Company has a 401(k) plan for eligible employees. Under provisions of the plan, eligible employees may elect to contribute up to 15% of their annual compensation. In addition, the plan provides for the Company to make additional contributions at its discretion of up to 4% of each participant's annual compensation. Expenses under the 401(k) plan were approximately $34,000 and $33,000 for the years ended June 30, 1998 and 1999, respectively.

The Company also has a nonqualified profit sharing plan. Under this plan, the Company distributes to eligible employees 10% of its pretax profits, based on a three-month moving average. Expenses under the profit sharing plan were approximately $21,000 and $21,000 for the years ended June 30, 1998 and 1999, respectively.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

NOTE O - CONCENTRATION OF CREDIT RISK

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

Net sales by geographic area for the periods ended are as follows:

                                                       Year ended June 30,
                                                   1998                  1999
                                                   ----                  ----

United States                                   $ 8,737,000          $ 9,865,000
Europe                                            1,270,000            1,415,000
Asia/Pacific Rim                                  1,533,000              662,000
Canada and Mexico                                   420,000              320,000
Other                                               121,000              177,000
                                                -----------          -----------

                                                $12,081,000          $12,439,000
                                                ===========          ===========

NOTE P - RELATED PARTY TRANSACTIONS

The Company is leasing manufacturing facilities in Ohio from an entity owned by the selling stockholders of Tooltex under a five-year lease expiring in 2002. During the year ended June 30, 1998 and 1999, the Company incurred $86,172 and $80,575, respectively, for rental of these facilities.

In fiscal 1998, the Company's President and principal stockholder contributed the balance of a note payable to him in the amount of $11,813 to permanent capital.

                   SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

The Company paid $39,545 to a former member of the Board of Directors for consulting services during the year ended June 30, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 12, 1999

                                        SONICS & MATERIALS, INC.


                                        By: /s/ ROBERT S. SOLOFF
                                            ------------------------------------
                                                  Robert S. Soloff
                                               Chairman and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                   Title                                 Date
          ---------                                   -----                                 ----

     /s/ ROBERT S. SOLOFF               Chairman, President, Treasurer, Chief    October 12, 1999
      (Robert S. Soloff)                  Executive and Chief Financial Officer

     /s/ LAUREN H. SOLOFF               Secretary and Director                   October 12, 1999
      (Lauren H. Soloff)

     /s/ Ronald Kalb                    Director                                 October 12, 1999
      (Ronald Kalb)

     /s/ JACK T. TYRANSKY               Director                                 October 12, 1999
      (Jack T. Tyransky)

     /s/ MICHAEL ZELNO                  Accounting Manager                       October 12, 1999
                                          Principal Accounting Officer
       (Michael Zelno)

Exhibit                                                                  Location of Exhibit in
   No.                          Description                            Sequential Numbering System
   ---                          -----------                            ---------------------------
3(i)        Certificate of Incorporation of the Registrant, as   Incorporated by reference from Exhibit
            amended .                                            3.1 of Amendment No. 3 to Registration
                                                                 Statement No. 33-96414

3(ii)       Amended By-laws of the Registrant .                  Incorporated by reference from Exhibit
                                                                 3.2 of Registration Statement No.
                                                                 33-96414

3(iii)      Form of Warrant Agreement between Registrant and     Incorporated by reference from Exhibit 4.3 of
            Warrant Agent.                                       Amendment No. 3 to Registration Statement
                                                                 No. 33-96414

10(I)       Form of Employment Agreement between the             Incorporated by reference from Exhibit
            Registrant and Robert S. Soloff.                     10.1 of Registration Statement No.
                                                                 33-96414

10(ii)      1995 Incentive Stock Option Plan and form of Stock   Incorporated by reference from Exhibit
            Option Agreement.                                    10.3 of Registration Statement No.
                                                                 33-96414

10(iii)     Lease between Registrant and Aston Investment        Incorporated by reference from Exhibit
            Associates (Aston, PA).                              10.5 of Registration Statement No.
                                                                 33-96414

10(iv)      Amended lease between Registrant and Robert Lenert   Incorporated by reference from Exhibit
            (Naperville, IL).                                    10.6 of Amendment No. 4 to
                                                                 Registration Statement No. 33-96414

10(v)       Lease between Registrant and Janine Berger (Gland,   Incorporated by reference from 10.7 of
            Switzerland).                                        Registration Statement No. 33-96414

10(vi)      Form of Sales Representation Agreement.              Incorporated by reference from Exhibit
                                                                 10.8 of Registration Statement No.
                                                                 33-96414

10(vii)     Form of Sales Distribution Agreement.                Incorporated by reference from Exhibit
                                                                 10.9 of Registration Statement No.
                                                                 33-96414

10(viii)    Agreement and Plan of Merger, dated as of July 25,   Incorporated by reference from Exhibit
            1997, among the Registrant, SM Sub, Inc., Tooltex,   2(a) of Registrant's Form 8-K dated
            Inc., and the persons designated as the              July 25, 1997
            shareholders thereon (excluding schedules and
            annexes).  A list of omitted schedules and annexes
            appears on pages iv and v of the Agreement and
            Plan of Merger.  The Registrant hereby undertakes
            to furnish supplementally a copy of any omitted
            schedule and annex to the Commission upon request.

10(ix)      Agreement of Merger, dated as of July 25, 1997,      Incorporated by reference from Exhibit
            among the Registrant, SM Sub, Inc. and Tooltex,      2(b) of the Registrant's Form 8-K
            Inc.                                                 dated July 25, 1997).

10(x)       Credit Agreement, dated September 19, 1997,          Incorporated by reference from Exhibit
            between Brown Brothers Harriman & Co. and            10 (xii) of the Registrant's Form
            Registrant                                           10-KSB for the year ended June 30, 1997

10(xi)      Term Loan Note of Registrant, dated September 19,    Incorporated by reference from Exhibit
            1997, payable to the order of Brown Brothers         10 (xiii) of the Registrant's Form
            Harriman & Co. in the original principal amount of   10-KSB for the year ended June 30, 1997
            $427,000.

10(xii)     Line of Credit Note of Registrant, dated September   Incorporated by reference from Exhibit
            19, 1997, payable to the order of Brown              10 (xiii) of the Registrant's Form
            Brothers Harriman & Co. in the original principal    10-KSB for the year ended June 30, 1997
            amount of $1,500,000.

10(xiii)    Bridge Loan Note of Registrant, dated September      Incorporated by reference from Exhibit
            19, 1997, payable to the order of Brown              10 (xv) of the Registrant's Form
            Brothers Harriman & Co. in the                       10-KSB for the year ended June 30, 1997
            original principal amount of $1,600,000.

10(xiv)     Open-End Mortgage Deed from Registrant to Brown      Incorporated by reference from Exhibit
            Brothers Harriman & Co. dated September 19, 1997.    10 (xiv) of the Registrant's Form
                                                                 10-KSB for the year ended June 30, 1997

10(xv)      General Security Agreement from Registrant to        Incorporated by reference from Exhibit
            Brown Brothers Harriman & Co. dated September 19,    10 (xvii) of the Registrant's Form
            1997.                                                10-KSB for the year ended June 30, 1997

10(xvi)     Loan Agreement between Connecticut Development       Incorporated by reference from Exhibit
            Authority and Sonics & Materials dated               10(xvi) of the Registrant's Form 10-KSB for the
            December 1, 1997                                     year ended June 30, 1998

10(xvii)    Indenture of Trust between Connecticut Development   Incorporated by reference from Exhibit
            Authority and Sonics & Materials, Inc. dated         10(xvii) of the Registrant's Form
            December 1, 1997                                     10-KSB for the year ended June 30, 1998

10(xviii)   Tax Regulatory Agreement between Connecticut         Incorporated by reference from Exhibit
            Development Authority and Sonics & Materials,        10(xviii) of the Registrant's Form
            Inc., and Brown Brothers Harriman Trust Company as   10-KSB for the year ended June 30, 1998
            Trustee dated December 12, 1997

21          Subsidiaries of the Registrant                       Incorporated by reference from Exhibit
                                                                 21 of the Registrant's Form 10-KSB for
                                                                 the year ended June 30, 1998

27          Financial Data Schedule.                             Filed herewith