Form 10QSB
period 1999-09-30
SONICS & MATERIALS INC
filed 1999-11-12
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              ---------------------
                                   FORM 10-QSB
                              ---------------------

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999

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

              Yes  |X|                             No  |_|

      As of November 10, 1999, there were 3,520,100 shares of the Registrant's Common Stock outstanding.

      Transitional Small Business Disclosure Format (Check one):

              Yes  |_|                             No  |X|
================================================================================

PART I - FINANCIAL INFORMATION                          Page No.

Item 1.  Financial Statements *
            Consolidated  Condensed Balance Sheets -
               September 30, 1999 and June 30, 1999.........3

            Consolidated Condensed Statements of Income -
               For the Three Months Ended
               September 30, 1999 and 1998..................4

            Consolidated Condensed Statements of Cash Flows -
               For the Three Months Ended
               September 30, 1999 and 1998..................5

            Notes to Consolidated Financial Statements......6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...7

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K................8

Signatures..................................................9

Index to Exhibits..........................................10

Exhibit 27 - Financial Data Schedule.......................11

* The Balance Sheet at June 30, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                                     September 30,    June 30,
                                                                          1999           1999
                                                                          ----           ----
                                                                     (unaudited)          *
     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $   508,252     $   354,564
     Accounts receivable, net of allowance for doubtful accounts
        of $95,000 at June 30, 1999 and  September 30, 1999            2,533,848       2,057,809
     Inventories                                                       4,835,414       4,922,532
     Restricted cash from industrial revenue bonds                        86,577         136,000
     Other current assets                                                199,586         167,054
                                                                     -----------     -----------

         Total current assets                                          8,163,677       7,637,959

PROPERTY PLANT & EQUIPMENT - NET                                       4,062,892       4,139,372

GOODWILL  - NET                                                          985,169         999,045

MARKETABLE DEBT SECURITY - pledged                                       400,000         400,000

OTHER ASSETS                                                             743,207         783,822
                                                                     -----------     -----------

                                                                     $14,354,945     $13,960,198
                                                                     ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                   $ 1,465,101     $ 1,465,101
     Current maturities of long-term debt                                444,906         444,907
     Accounts payable                                                  1,017,158         579,766
     Customer Advances                                                   263,002         204,780
     Commissions payable                                                 149,191         141,446
     Other accrued expenses and sundry liabilities                       374,077         464,812
                                                                     -----------     -----------

         Total current liabilities                                     3,713,435       3,300,812

LONG-TERM DEBT, net of current portion                                 3,774,806       3,886,487

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock - par value $.03 per share; authorized,
         10,000,000 shares; issued and outstanding,
         3,520,100 shares at September 30, 1999
         and June 30, 1999                                               105,603         105,603
     Additional paid in capital                                        6,575,010       6,575,010
     Retained earnings                                                   197,904          92,286
                                                                     -----------     -----------
     Total stockholders' equity                                        6,866,704       6,772,889
                                                                     -----------     -----------

                                                                     $14,354,945     $13,960,198
                                                                     ===========     ===========

* Taken from the audited financial statements at June 30, 1999.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                                                    For the Three Months Ended
                                                           September 30,
                                                           -------------
                                                       1999             1998
                                                       ----             ----
Net sales                                         $ 3,507,110       $ 3,458,181
Cost of sales                                       2,317,873         2,107,943
                                                  -----------       -----------

Gross profit                                        1,189,237         1,350,238

Operating expenses
   Selling                                            645,704           826,944
   General and administrative                         242,074           243,070
   Research and development                            93,004           112,141
                                                   -----------       -----------

       Total operating expenses                       980,783         1,182,156

Other income (expense)
   Interest expense                                   (96,247)         (111,860)
   Interest income                                     15,306            25,578
   Other                                               (3,708)           (6,279)
                                                  -----------       -----------
                                                      (84,650)          (92,561)

Income before provision for income taxes              123,804            75,522

Provision  for income taxes                            30,000
                                                  -----------       -----------

Net Income                                        $    93,804       $    75,522
                                                  ===========       ===========

BASIC INCOME  PER SHARE

Net income per share                              $       .03       $       .02
                                                  ===========       ===========
Weighted average number of common
and common equivalent shares
outstanding                                         3,520,100         3,520,100
                                                  ===========       ===========

DILUTED INCOME  PER SHARE

Net income per share                              $       .03       $       .02
                                                  ===========       ===========
Weighted average number of common
and common equivalent shares
outstanding                                         3,526,898         3,532,916
                                                  ===========       ===========

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                    For the Three Months Ended September 30,

                                                    1999          1998
                                                 ---------      ---------
Net cash provided by (used) in operations        $ 272,478      $(358,066)

Net cash provided by (used in) investing
activities                                          (7,109)       215,005

Net cash provided by (used in) financing
activities                                        (111,681)       (84,003)
                                                 ---------      ---------

Net increase (decrease) in cash for the period     153,688       (227,067)

Cash and cash equivalents - at beginning of
period                                             354,564        503,305
                                                 ---------      ---------

Cash and cash equivalents - at end of period     $ 508,252      $ 276,238
                                                 =========      =========

Cash paid during the period for:
     Interest                                    $  96,247      $ 111,860
                                                 =========      =========
     Income taxes                                $      --      $      --
                                                 =========      =========

                            Sonics & Materials, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

      NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000.

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

The weighted average number of shares outstanding for the periods presented is as follows:

                                               Basic and Diluted
                                           Weighted Shares Outstanding
                                     For the Three Months ended September 30,
                                     ----------------------------------------
                                            1999               1998
                                            ----               ----

Basic shares                              3,520,100         3,520,100
Dilution (warrants and options)               6,798            12,816
                                          ---------         ---------
Weighted average number of common
     and common equivalent shares         3,526,898         3,532,916
                                          =========         =========

Any statements in this filing that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this filing related to the Company's objective for future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its USS products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product technology development. There can be no assurance that such objectives will be achieved. The Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of Vibra~Surge Corporation being able to successfully market its ultrasonics surgical device. It is also uncertain whether any related patent litigation may hinder the Company's ability to market its ultrasonic surgical device. In addition, the Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 1999.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to the three months ended September 30, 1998.

      Net sales. Net sales for the quarter ended September 30, 1999 increased $49,000 or 1.4% over the same period in fiscal 1999. The increase in sales is primarily the result of increased sales of specialized equipment in the quarter ended September 30, 1999.

      Cost of Sales. Cost of sales increased from 61.0% of net sales for the three months ended September 30, 1998 to 66.1% of sales for the three months ended September 30, 1999. This increase is due to increased sales in the quarter of specialized equipment manufactured by Sonics and Tooltex which typically has lower profit margins than the Company's standard equipment.

      Selling Expenses. Selling expenses for the first quarter of fiscal 2000 decreased $181,000 or 21.9% over the same period in fiscal 1999. This reduction is the result of the cost cutting measures implemented by the Company in the first quarter of fiscal 1999.

      General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 1999 decreased $1,000. As a percentage of net sales, General and administration expenses remained relatively constant .

      Research and Development Expenses. Research and development expenses decreased $19,000 or 17.1% over the same period in fiscal 1999. The reduction is due to a continued decrease in the utilization of outside consulting services.

      Interest Expense. Total interest expense decreased by $16,000 or 13.9% over the same period in fiscal 1999. Principal monthly installments on the industrial revenue bond of $16,700 began in January of 1999. The Company expects interest expenses to increase in fiscal year 2000 as a result of changes in its credit agreement with the bank. (See Liquidity and Capital Resources).

      Interest Income. Interest income for the first quarter of fiscal 2000 decreased by $10,000 over the same period in fiscal 1999. The decrease is the result of the utilization of most of the Company's industrial revenue bond proceeds. (See Liquidity and Capital Resources).

      Income Taxes. At the end of fiscal 1998, management reversed the balance in the tax valuation allowance offsetting deferred tax assets because in its view it became more likely than not that the benefits provided by those assets would be realized. Income tax expense of $30,000 for the quarter ended

September 30, 1999 is based on an estimated combined federal and state tax rate of approximately 30%. The Company has sufficient net operating losses available to offset taxable income for the current quarter. Income tax for the 1998 first quarter was offset by tax benefits provided by deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Operations of the Company's cash flow increased approximately $272,000 during the three months ended September 30, 1999 as a result of increased accounts payable and accounts receivable accompanied by a reduction of inventory. During the first quarter of fiscal 2000, the Company invested approximately $7,000 in new capital equipment. The Company was able to raise the funds necessary for these expenditures through the normal course of business.

On September 19, 1997, the Company entered into a new credit arrangement with a bank and repaid loans outstanding with its previous lender. The agreement, as amended on October 13, 1998, covers three outstanding credit facilities, including (i) a Line of Credit of up to $1,500,000, (ii) a term loan of $427,000, and (iii) a tax-exempt industrial development loan in the aggregate amount of $3,810,000. The loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's manufacturing facility in Newtown, CT.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, at the Bank's base lending rate (7.75% at September 30, 1999). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at September 30, 1999 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The outstanding principal amount of the Term Loan at September 30, 1999 is $238,619, which bears interest, at the Bank's base lending rate (7.75% at September 30, 1999). The principal of the term loan was to be paid in 36 equal monthly installments of $11,861, which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due payable on October 1, 2000. In July of 1998, however, the Company renegotiated the terms of the Term Loan. Beginning August 1, 1998 the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at September 30, 1999 was $3,676,347, which bears interest at a rate of 75% of the Banks base lending rate (5.81% at September 30,1999). The Company's current lender purchased the bonds pursuant to the credit agreement. Bonds were purchased by the Company's current lender pursuant to the credit agreement. The proceeds were used in part to pay existing indebtedness of approximately $1,343,000. Most of the remaining proceeds have been used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. Unapplied funds of $87,000 at September 30, 1999 have been invested in short-term securities and can be used to repay principal due under the Bonds. The Bonds are payable in 228 monthly installments of $16,700 plus interest through November 2017. The bondholder, however, may make written demand for redemption of all or part of outstanding principal and accrued interest commencing in December 2000. In connection with the IRB loan, the Company maintains a compensating balance of $400,000 with the bank. These funds are invested in a U.S. Treasury Bond.

Tooltex's principal credit facility is a term note in the original principal amount of $461,000, and is guaranteed by the Company. The loan is payable in forty-eight monthly installments of $9,604 plus interest at the prime rate plus 1 1/2%. The outstanding principal of the note at September 30, 1999 was $201,688. The loan is secured by a first lien on the assets of Tooltex and is subject to various covenants.

The Company instituted cost cutting measures in the form of lay-offs effective September 25, 1998. In total, the Company reduced staffing by 11 people, or 9%, through these lay-offs and attrition, primarily in the manufacturing and sales departments.

Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties, which the Company relies upon to operate its business to assess their readiness for the year 2000. Management has determined that the main computer systems that the Company relies upon to manage its operations are year 2000 compliant. In addition, since the Company's products do not have an internal date/clock, the year 2000 bug does not affect them. The Company has not had the need to incur any material costs in preparation for the year 2000. Management cannot presently estimate the costs of this program; however such costs are not currently expected to be material to the Company's operations or financial condition. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------
(a)     Exhibits.
3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).
3(ii)     Amended By-laws of the Registrant (incorporated by reference from
          Exhibit 3.2 of Registration Statement No. 33-96414).
10(i) Form of Employment Agreement between the Registrant and Robert S. Soloff (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-96414).
10(ii) 1995 Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference from Exhibit 10.3 of Registration Statement No. 33-96414).
10(iii) Lease between Registrant and Aston Investment Associates (Aston, PA) (incorporated by reference from Exhibit 10.5 of Registration Statement No. 33-96414).
10(iv) Amended lease between Registrant and Robert Lenert (Naperville, IL) (incorporated by reference from Exhibit 10.6 of Amendment No. 4 to Registration Statement No. 33-96414).
10(v) Lease between Registrant and Janine Berger (Gland, Switzerland) (incorporated by reference from Exhibit 10.7 of Registration Statement No. 33-96414).
10(vi)    Form of Sales Representation Agreement (incorporated by reference from
          Exhibit 10.8 of Registration Statement No. 33-96414).
10(vii)   Form of Sales Distribution Agreement (incorporated by reference from
          Exhibit 10.9 of Registration Statement No. 33-96414).
10(viii) Agreement and Plan of Merger, dated as of July 25, 1997, among the Registrant, SM Sub, Inc., Tooltex, Inc., and the persons designated as the shareholders thereon (excluding schedules and annexes). A list of omitted schedules and annexes appears on pages iv and v of the Agreement and Plan of Merger. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule and annex to the Commission upon request. (incorporated by reference from Exhibit 2(a) of the Registrant's Form 8-K dated July 25, 1997).
10(ix) Agreement of Merger, dated as of July 25, 1997, among the Registrant, SM Sub, Inc. and Tooltex, Inc. (incorporated by reference from Exhibit 2(b) of the Registrant's Form 8-K dated July 25, 1997).
10(x) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant (incorporated by reference from Exhibit 10 (xii) of the Registrant's Form 10KSB for the year ended June 30,
          1997).
10(xi) Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10 (xiii) of the Registrants Form 10KSB for the year ended June 30, 1997).
10(xii) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit 10 (xiv) of the Registrants Form 10KSB for the year ended June 30,
          1997).
10(xiii)  Intentionally deleted
10(xiv) Open-End Mortgage Deed from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10 (xvi) of the Registrants Form 10KSB for the year ended June 30,
          1997).
10(xv) General Security Agreement from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30,
          1997).
10(xvi) Loan Agreement between Connecticut Development Authority and Sonics & Materials dated December 1, 1997 (incorporated by reference from
          Exhibit 10 (xvi) of the Registrants Form 10KSB for the year ended June 30, 1998).
10(xvii) Indenture of Trust between Connecticut Development Authority and Sonics & Materials, Inc. dated December 1, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1998).
10(xviii) Tax Regulatory Agreement between Connecticut Development Authority and
          Sonics & Materials, Inc., and Brown Brothers Harriman Trust Company as Trustee dated December 12, 1997 (incorporated by reference from
          Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1998).
21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 of the Registrants Form 10KSB for the year ended June 30, 1998).
27        Financial Data Schedule (filed herewith).

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SONICS & MATERIALS, INC.

Date:  November 12, 1999              By /s/ ROBERT S. SOLOFF
       -----------------                -----------------------------------
                                        Robert S. Soloff
                                        President, Chief Executive Officer,
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                   Location of Exhibit in
   No.                 Description                      Sequential Numbering System

3(i)      Certificate of Incorporation of the    Incorporated by reference from Exhibit
          Registrant, as amended.                3.1 of Amendment No. 3 to Registration
                                                 Statement No. 33-96414
3(ii)     Amended By-laws of the Registrant.    Incorporated by reference from
                                                 Exhibit 3.2 of Registration
                                                 Statement No. 33-96414
10(i)     Form of Employment Agreement between   Incorporated by reference from Exhibit
          the Registrant and Robert S. Soloff.   10.1 of Registration Statement No.
                                                 33-96414
10(ii)    1995 Incentive Stock Option Plan and   Incorporated by reference from Exhibit
          form of Stock Option Agreement.        10.3 of Registration Statement No.
                                                 33-96414
10(iii)   Lease between Registrant and Aston     Incorporated by reference from Exhibit
          Investment Associates (Aston, PA).     10.5 of Registration Statement No.
                                                 33-96414
10(iv)    Amended lease between Registrant and   Incorporated by reference from Exhibit
          Robert Lenert (Naperville, IL).        10.6 of Amendment No. 4 to Registration
                                                 Statement No. 33-96414
10(v)     Lease between Registrant and Janine    Incorporated by reference from 10.7 of
          Berger (Gland, Switzerland).           Registration Statement No. 33-96414
10(vi)    Form of Sales Representation           Incorporated by reference from Exhibit
          Agreement.                             10.8 of Registration Statement No.
                                                 33-96414
10(vii)   Form of Sales Distribution Agreement.  Incorporated by reference from
                                                 Exhibit 10.9 of Registration
                                                 Statement No. 33-96414
10(viii)  Agreement and Plan of Merger, dated    Incorporated by reference from Exhibit
          as of July 25, 1997, among the         2(a) of Registrant's Form 8-K dated
          Registrant, SM Sub, Inc., Tooltex,     July 25, 1997
          Inc., and the persons designated as
          the shareholders thereon (excluding
          schedules and annexes).  A list of
          omitted schedules and annexes appears
          on pages iv and v of the Agreement
          and Plan of Merger.  The Registrant
          hereby undertakes to furnish
          supplementally a copy of any omitted
          schedule and annex to the Commission
          upon request.
10(ix)    Agreement of Merger, dated as of July  Incorporated by reference from
          25, 1997, among the Registrant, SM     Exhibit 2(b) of the Registrant's Form
          Sub, Inc. and Tooltex, Inc.            8-K dated July 25, 1997).

10(x)     Credit Agreement, dated September      Incorporated by reference from
          19, between Brown Brothers Harriman    Exhibit 10 (xii) of the
          & Co. and Registrant                   Registrant's Form 10-KSB for the year
                                                 ended June 30, 1997
10(xi)    Term Loan of Registrant, dated         Incorporated by reference from
          September 19, 1997, payable to         Exhibit 10 (xiii) of the Registrant's
          the order of Brown Brothers            Form10-KSB for the year ended June
          Harriman & Co. in the original         30, 1997
          principal amount of $427,000.
10(xii)   Line of Credit Note of Registrant,     Incorporated by reference from
          dated September 19, 1997, payable      Exhibit 10 (xiii) of the
          to the order of Brown Brothers         Registrant's Form 10-KSB for the
          Harriman & Co. in the original         year ended June 30, 1997
          principal amount of $1,500,000.
10(xiii)  Intentionally deleted
10(xiv)   Open-End Mortgage Deed from            Incorporated by reference from
          Registrant to Brown Brothers Harriman  Exhibit 10 (xiv) of the
          & Co. dated September 19, 1997.        Registrant's Form 10-KSB for the
                                                 year ended June 30, 1997
10(xv)    General Security Agreement from        Incorporated by reference from
          Registrant to Brown Brothers Harriman  Exhibit 10 (xvii) of the
          & Co. dated September 19, 1997.        Registrant's Form 10-KSB for the
                                                 year ended June 30, 1997
10(xvi)   Loan Agreement between Connecticut     Incorporated by reference from Exhibit
          Development Authority and Sonics &     10 (xvi) of the Registrants Form 10-KSB
          dated December 1, 1997                 for the year ended June 30, 1998
10(xvii) Indenture of Trust between             Incorporated by reference from
         Connecticut Development Authority      Exhibit 10 (xvii) of the
         and Sonics & Materials, Inc. dated     Registrants Form 10-KSB for the
         December 1, 1997                       year ended June 30, 1998
10(xviii)Tax Regulatory Agreement between       Incorporated by reference from
         Connecticut Development Authority      Exhibit 10 (xviii) of the
         and Sonics & Materials, Inc., and      Registrants Form 10-KSB for the
         Brown Brothers Harriman Trust          year ended June 30, 1998
         Company as Trustee dated December
         12, 1997
21       Subsidiaries of the Registrant         Incorporated by reference from Exhibit
         (filed herewith).                      21 of the Registrants Form 10-KSB for
                                                the year ended June  30, 1998

27       Financial Data Schedule.               Filed herewith