Form 10QSB
period 1999-12-31
SONICS & MATERIALS INC
filed 2000-02-07
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999

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

                  Yes |X|                                      No |_|

      As of February 7, 2000, there were 3,520,100 shares of the Registrant's Common Stock outstanding.

      Transitional Small Business Disclosure Format (Check one):

                  Yes |_|                                      No |X|

================================================================================

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements *
         Consolidated Condensed Balance Sheets -
             December 31, 1999 and June 30, 1999............................3

         Consolidated Condensed Statements of Operations -
             For the Three and Six Months Ended
             December 31, 1999 and 1998.....................................4

         Consolidated Condensed Statements of Cash Flows -
             For the Six Months Ended
             December 31, 1999 and 1998.....................................5

         Notes to Consolidated Condensed Financial Statements...............6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................10

Signatures.................................................................11

Index to Exhibits..........................................................12

Exhibit 27 - Financial Data Schedule.......................................13

* The Balance Sheet at June 30, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                                        December 31,    June 30,
                                                                            1999          1999
                                                                        -----------   -----------
                                                                        (unaudited)        *
       ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                        $   810,504   $   354,564
       Accounts receivable, net of allowance for doubtful accounts               --            --
       of $95,000 at June 30, 1999 and  December 31, 1999                 2,725,522     2,057,809
       Inventories                                                        4,817,522     4,922,532
       Restricted Cash from industrial revenue bonds                         38,579       136,000
       Other current assets                                                 218,463       167,054
                                                                        -----------   -----------

              Total current assets                                        8,610,590     7,637,959

PROPERTY PLANT & EQUIPMENT - NET                                          4,005,374     4,139,372

GOODWILL - NET                                                              971,294       999,045

MARKETABLE DEBT SECURITY - pledged                                                        400,000

OTHER ASSETS                                                                710,412       783,822
                                                                        -----------   -----------
                                                                        $14,297,670   $13,960,198
                                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable                                                    $ 1,465,101   $ 1,465,101
       Current maturities of long-term debt                                 444,907       444,907
       Accounts payable                                                     821,416       579,766
       Customer Advances                                                    225,559       204,780
       Commissions payable                                                  160,983       141,446
       Other accrued expenses and sundry liabilities                        594,622       464,812
                                                                        -----------   -----------
              Total current liabilities                                   3,712,588     3,300,812

LONG-TERM DEBT, net of current portion                                    3,672,756     3,886,487

COMMITMENTS

STOCKHOLDERS' EQUITY
       Common stock - par value $.03 per share; authorized,
              10,000,000 shares; issued and outstanding,
              3,520,100 shares at December 31, 1999 and June 30, 1998       105,603       105,603
       Additional paid in capital                                         6,575,010     6,575,010
       Retained Earnings                                                    231,713        92,286
                                                                        -----------   -----------

              Total stockholders' equity                                  6,912,326     6,772,899
                                                                        -----------   -----------

                                                                        $14,297,670   $13,960,198
                                                                        ===========   ===========

* Taken from the audited financial statements at June 30, 1999.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           For the Three Months Ended     For the Six Months Ended
                                                    December 31,                 December 31,
                                           --------------------------    --------------------------
                                               1999           1998           1999           1998
                                           -----------    -----------    -----------    -----------
Net sales                                  $ 3,224,589    $ 2,903,197    $ 6,731,699    $ 6,361,378
Cost of sales                                1,977,127      1,639,243      4,295,000      3,747,186
                                           -----------    -----------    -----------    -----------

Gross profit                                 1,247,462      1,263,954      2,436,699      2,614,192

Operating expenses
    Selling expense                            680,618        688,967      1,326,321      1,515,911
    General and administrative                 314,692        349,574        556,767        592,644
    Research and development                    97,590         77,531        190,594        189,672
                                           -----------    -----------    -----------    -----------
        Total operating expenses             1,092,900      1,116,072      2,073,682      2,298,227

Other income (expense)

    Interest expense                           (97,755)      (107,770)      (194,002)      (219,630)
    Interest and Other Income                   17,815          5,251         29,412         24,550
                                           -----------    -----------    -----------    -----------
                                               (79,940)      (102,519)      (164,590)      (195,080)

Income before provision for income taxes        74,622         45,363        198,427        120,885

Provision for income taxes                      29,000                        59,000
                                           -----------    -----------    -----------    -----------
Net Income                                 $    45,622    $    45,363    $   139,427    $   120,885
                                           ===========    ===========    ===========    ===========

INCOME PER SHARE BASIC
Net income per share                       $       .01    $       .01    $       .04    $       .03
                                           ===========    ===========    ===========    ===========

Weighted average number of shares
outstanding                                  3,520,100      3,520,100      3,520,100      3,520,100
                                           ===========    ===========    ===========    ===========

INCOME PER SHARE DILUTED
Net income per share                       $       .01    $       .01    $       .04    $       .03
                                           ===========    ===========    ===========    ===========

Weighted average number of shares
outstanding                                  3,526,898      3,532,916      3,526,898      3,532,916
                                           ===========    ===========    ===========    ===========

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      For the Six Months Ended December 31,

                                                            1999         1998
                                                         ---------    ---------
Net cash provided by operations                          $ 360,845    $ 272,478

Net cash  provided by (used in) investing activities       314,873       (7,109)

Net cash used in financing activities                     (219,778)    (111,681)
                                                         ---------    ---------

Net increase in cash for the period                        455,940      153,688

Cash and cash equivalents - at beginning of period         354,564      354,564
                                                         ---------    ---------

Cash and cash equivalents - at end of period             $ 810,504    $ 508,252
                                                         =========    =========

Cash paid during period for:

         Interest                                        $ 194,002    $  96,247
                                                         =========    =========
         Income taxes                                    $      --    $      --
                                                         =========    =========

                            Sonics & Materials, Inc.
              Notes to Consolidated Condensed Financial Statements
                                December 31, 1999
                                   (Unaudited)

      NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1999. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000.

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

The weighted average number of shares outstanding for the periods presented is as follows:

                                                    Basic and Diluted
                                               Weighted Shares Outstanding
                                         For the Six Months ended December 31,
                                         -------------------------------------
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
                                               =========     =========

      NOTE 4: Other Transactions.

In December 1999, the Company's lender approved the application of approximately $187,000 of $400,000 in restricted cash towards the repayment of Tooltex bank debt. The lender also lifted restrictions on the balance of the funds, which are now available for working capital purpose.

The Company and its lender are currently negotiating an amendment to the credit agreement to include eligible Tooltex accounts receivable and inventory in the determination of loan availability under the working capital line. The line of credit is expected to remain at $1,500,000.

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

RESULTS OF OPERATIONS

Three months ended December 31, 1999 compared to the three months ended December 31, 1998.

      Net sales. Net sales for the quarter ended December 31, 1999 increased $321,000 or 11.1% over the quarter ended December 31, 1998. This increase is primarily the result of increased sales of specialized equipment in the quarter ended December 31,1999.

      Cost of Sales. Cost of sales increased from 56.4% of net sales for the three months ended December 31, 1998 to 61.3% of sales for the three months ended December 31, 1999. This increase is due to increased sales in the quarter of specialized equipment manufactured by Sonics and Tooltex which typically have lower profits margins than the Company's standard equipment.

      Selling Expenses. Selling expenses for the second quarter of fiscal 2000 decreased $8,000 or 1.2% over the same period in fiscal 1999. As a percentage of net sales, selling expenses decreased from 23.7% to 21.1% over the same periods. This decrease was due to a reduction in sales staff.

      General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal 2000 decreased $35,000 or 10.0% over the second quarter of fiscal 1999. As a percentage of net sales, these expenses decreased from 12.0% to 9.8% over the same periods. This decrease in primarily the result of decreased professional fees and legal costs.

      Research and Development Expenses. Research and development expenses increased $20,000 or 25.9% over the same period in fiscal 1998. This is primarily the result of a planned expansion of the Research and Development department, which included the addition of one Research and Development technician.

      Interest Expense. Interest expense for the second quarter of fiscal 2000 decreased by $10,000 or 9.3% over the same period in fiscal 1999. Principal monthly installments on the industrial revenue bond of $16,700 began in January of 1999. (See Liquidity and Capital Resources).

      Interest and Other Income. Interest income for the second quarter of fiscal 2000 increased by $13,000 over the same period in fiscal 1999. This increase in the result of higher interest rate on the short-term investments.

      Income Taxes. At the end of fiscal 1998, management reversed the balance in the tax valuation allowance offsetting deferred tax assets because in its view it became more likely than not that the benefits provided by; those assets would be realized. Income tax expense of $29,000 for the quarter ended

December 31, 1999 is based on an estimate combined federal and state tax rate of approximately 30%. The Company has sufficient net operating losses available to offset taxable income for the current quarter. Income tax for the 1998 second quarter was offset by tax benefits provided by deferred tax assets.

Six months ended December 31, 1999 compared to the six months ended December 31, 1998.

      Net sales. Net sales for the six months ended December 31, 1999 increased $370,000 or 5.8% over the same period in fiscal 1999. This increase is primarily the result of increased sales of specialized equipment as well as increased domestic sales volume.

      Cost of Sales. Cost of sales increased from 58.9% of net sales for the six months ended December 31, 1998 to 63.8% of sales for the six months ended December 31, 1999. This increase is primarily the result of increased sales of specialized equipment, which typically have lower profit margins than the Company's standard equipment.

      Selling Expenses. Selling expenses for the first half of fiscal 2000 decreased $190,000 or 12.5% over the same period in fiscal 1999. As a percentage of net sales, selling expenses decreased from 23.8% to 19.7% over the same periods. This is in large part the result of the cost cutting lay-offs implemented by the Company in the first quarter of fiscal 1999.

      General and Administrative Expenses. General and administrative expenses for the first half of fiscal 2000 decreased $36,000 or 6.1% over the first half of fiscal 1999. As a percentage of net sales, these expenses decreasing from 9.3% to 8.3% over the same periods. This decrease is partially the result of salary reductions and decreased professional fees and legal costs.

      Research and Development Expenses. Research and development expenses increased $1,000 over the same period in fiscal 1999. This increase primarily relates to the addition of one Research and Development Technician, offset by the reduction in outside consulting.

      Interest and Other Income. Interest and other income for the first half of fiscal 2000 increased by $5,000 over the same period in fiscal 1999. This increase is the result of higher interest rates on the short-term investments.

      Interest Expense. Total interest expense decreased by $26,000 or 11.7%. Principal monthly installments on the industrial revenue bond of $16,700 began in January of 1999. Interest rates will increase as a result of changes in its credit agreement with the bank. (See Liquidity and Capital Resources).

      Income Taxes. At the end of fiscal 1998, management reversed the balance in the tax valuation allowance offsetting deferred tax assets because in its view it became more likely than not that the benefits provided by; those assets would be realized. Income tax expense of $59,000 for the six month period ended December 31, 1999 is based on an estimated combined federal and state tax rate of approximately 30%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from the Company's operations increased approximately $361,000 during the three months ended December 31, 1999 as a result of increased accounts receivable accompanied by a reduction of Accounts Payable, and inventory. During the first half of fiscal 2000, the Company invested approximately $33,000 in new capital equipment. The Company was able to raise the funds necessary for these expenditures through the normal course of business.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, at the Bank's base lending rate (8.5% at December 31, 1999). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at December 31, 1999 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The outstanding principal amount of the Company's Term Loan at December 31, 1999 is $219,782, which bears interest, at the Bank's base lending rate (8.5% at December 31, 1999). The principal of the term loan was to be paid in 36 equal monthly installments of $11,861, which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due payable on October 1, 2000. In July of 1998, however, the Company renegotiated the terms of the Term Loan. Beginning August 1, 1998 the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at December 31, 1999 was $3,626,247, which bears interest at a rate of 75% of the Banks base lending rate (6.375% at December 31,1999). The Company's current lender purchased the bonds pursuant to the credit agreement. Bonds were purchased by the Company's current lender pursuant to the credit agreement. The proceeds were used in part to pay existing indebtedness of approximately $1,343,000. Most of the remaining proceeds have been used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. Unapplied funds of $38,000 at December 31, 1999 have been invested in short-term securities and can be used to repay principal due under the Bonds. The Bonds are payable in 228 monthly installments of $16,700 plus interest through November 2017. The bondholder, however, may make written demand for redemption of all or part of outstanding principal and accrued interest commencing in December 2000.

Tooltex's principal credit facility is a term note in the original principal amount of $461,000, and is guaranteed by the Company. The loan is payable in forty-eight monthly installments of $9,604 plus interest at the prime rate plus 1 1/2%. The outstanding principal of the note at December 31, 1999 was $172,876. In December 1999, the Company's lender approved the application of approximately $187,000 of the $400,000 in restricted cash towards the repayment of the Tooltex bank debt. The lender also lifted restrictions on the balance of the funds, which are now available for working capital purpose.

The Company and its lender are currently negotiating an amendment to the credit agreement to include eligible Tooltex accounts receivable and inventory in the determination of loan availability under the working capital line. The line of credit is expected to remain at $1,500,000.

Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties, which the Company relies upon to operate its business to assess their readiness for the year 2000. Management has determined that the main computer systems that the Company relies upon to manage its operations are year 2000 compliant. In addition, since the Company's products do not have an internal date/clock, the year 2000 bug does not affect them. The Company did not have the need to incur any material costs in preparation for the year 2000. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations. However, to date, no other companies which the Company's systems rely upon have demonstrated any failure to be timely converted.

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

                                       SONICS & MATERIALS, INC.


Date: February 7, 2000                 By /s/ ROBERT S. SOLOFF
      ----------------                    -----------------------------------
                                          Robert S. Soloff
                                          President, Chief Executive Officer,
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.           Description                     Location of Exhibit in
                                                   Sequential Numbering System

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

10(v)     Lease between Registrant and Janine      Incorporated by reference from 10.7
          Berger (Gland, Switzerland).             of Registration Statement No.
                                                   33-96414

10(vi)    Form of Sales Representation             Incorporated by reference from
          Agreement.                               Exhibit 10.8 of Registration
                                                   Statement No. 33-96414

10(vii)   Form of Sales Distribution Agreement.    Incorporated by reference from
                                                   Exhibit 10.9 of Registration
                                                   Statement No. 33-96414

10(viii)  Agreement and Plan of Merger, dated      Incorporated by reference from
          as of July 25, 1997, among the           Exhibit 2(a) of Registrant's Form 8-K
          Registrant, SM Sub, Inc., Tooltex,       dated July 25, 1997
          Inc., and the persons designated as
          the shareholders thereon (excluding
          schedules and annexes). A list of
          omitted schedules and annexes appears
          on pages iv and v of the Agreement
          and Plan of Merger. The Registrant
          hereby undertakes to furnish
          supplementally a copy of any omitted
          schedule and annex to the Commission
          upon request.

10(ix)    Agreement of Merger, dated as of July    Incorporated by reference from
          25, 1997, among the Registrant, SM       Exhibit 2(b) of the Registrant's Form
          Sub, Inc. and Tooltex, Inc.              8-K dated July 25, 1997).

10(x)     Credit Agreement, dated September 19,    Incorporated by reference from
          1997, between Brown Brothers Harriman    Exhibit 10 (xii) of the Registrant's
          & Co. and Registrant                     Form 10-KSB for the year ended June
                                                   30, 1997

10(xi)    Term Loan Note of Registrant, dated      Incorporated by reference from
          September 19, 1997, payable to the       Exhibit 10 (xiii) of the Registrant's
          order of Brown Brothers Harriman &       Form 10-KSB for the year ended June
          Co. in the original principal amount     30, 1997
          of $427,000.

10(xii)   Line of Credit Note of Registrant,       Incorporated by reference from
          dated September 19, 1997, payable to     Exhibit 10 (xiii) of the Registrant's
          the order of Brown Brothers Harriman     Form 10-KSB for the year ended June
          & Co. in the original principal          30, 1997
          amount of $1,500,000.

10(xiii)  Intentionally deleted

10(xiv)   Open-End Mortgage Deed from              Incorporated by reference from
          Registrant to Brown Brothers Harriman    Exhibit 10 (xiv) of the Registrant's
          & Co. dated September 19, 1997.          Form 10-KSB for the year ended June
                                                   30, 1997

10(xv)    General Security Agreement from          Incorporated by reference from
          Registrant to Brown Brothers Harriman    Exhibit 10 (xvii) of the Registrant's
          & Co. dated September 19, 1997.          Form 10-KSB for the year ended June
                                                   30, 1997

10(xvi)   Loan Agreement between Connecticut       Incorporated by reference from
          Development Authority and Sonics &       Exhibit 10 (xvi) of the Registrants
          Materials dated December 1, 1997         Form 10-KSB for the year ended June
                                                   30, 1998

10(xvii)  Indenture of Trust between               Incorporated by reference from
          Connecticut Development Authority and    Exhibit 10 (xvii) of the Registrants
          Sonics & Materials, Inc. dated           Form 10-KSB for the year ended June
          December 1, 1997                         30, 1998

10(xviii) Tax Regulatory Agreement between         Incorporated by reference from
          Connecticut Development Authority and    Exhibit 10 (xviii) of the Registrants
          Sonics & Materials, Inc., and Brown      Form 10-KSB for the year ended June
          Brothers Harriman Trust Company as       30, 1998
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