Form 10QSB
period 2000-03-31
SONICS & MATERIALS INC
filed 2000-05-15
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                -----------------
                                   FORM 10-QSB
                                -----------------

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
                                       OR
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes |X| No |_|

      As of May 11, 2000, there were 3,520,100 shares of the Registrant's common stock outstanding.

      Transitional Small Business Disclosure Format (Check one):

                                 Yes |_| No |X|

================================================================================

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1. Financial Statements *
               Consolidated Condensed Balance Sheets -
                  March 31, 2000 and June 30, 1999.............................3

               Consolidated Condensed Statements of Operations -
                  For the Three and Nine Months Ended
                  March 31, 2000 and 1999......................................4

               Consolidated Condensed Statements of Cash Flows -
                  For the Nine Months Ended
                  March 31, 2000 and 1999......................................5

               Notes to Consolidated Condensed Financial Statements............6

Item 2.        Management's Discussion and Analysis or  Plan of Operations.....7

PART II - OTHER INFORMATION

Item 2.        Change in Securities ..........................................10

Item 6.        Exhibits and Reports on Form 8-K...............................10

Signatures....................................................................11

Index to Exhibits.............................................................12

Exhibit 27 - Financial Data Schedule..........................................13

* The Balance Sheet at June 30, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                                                     March 31,          June 30,
                                                                                        2000              1999
                                                                                        ----              ----
                                                                                     (unaudited)            *
        ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                    $   578,199     $   354,564
        Accounts receivable, net of allowance for doubtful accounts
             of $95,000 at June 30, 1999 and  $125,000 at March 31, 2000               2,809,133       2,057,809
        Inventories                                                                    4,815,616       4,922,532
        Restricted Cash from industrial revenue bonds                                                    136,000
        Other current assets                                                             242,962         167,054
                                                                                     -----------     -----------

                Total current assets                                                   8,445,910       7,637,959

PROPERTY PLANT & EQUIPMENT - NET                                                       3,946,778       4,139,372

GOODWILL - NET                                                                           957,418         999,045

MARKETABLE DEBT SECURITY - pledged                                                                       400,000

OTHER ASSETS                                                                             684,300         783,822
                                                                                     -----------     -----------

                                                                                     $14,034,406     $13,960,198
                                                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Notes payable                                                                $ 1,465,101     $ 1,465,101
        Current maturities of long-term debt                                             326,854         444,907
        Accounts payable                                                                 942,238         579,766
        Customer Advances                                                                178,282         204,780
        Commissions payable                                                              133,915         141,446
        Other accrued expenses and sundry liabilities                                    485,361         464,812
                                                                                     -----------     -----------

                Total current liabilities                                              3,531,751       3,300,812

LONG-TERM DEBT, net of current portion                                                 3,526,650       3,886,487

COMMITMENTS

STOCKHOLDERS' EQUITY
        Common  stock - par value $.07 per share; authorized, 10,000,000 shares;
                issued and outstanding, 3,520,100 shares at March 31, 2000
                and June 30, 1999                                                        105,603         105,603
        Additional paid in capital                                                     6,575,010       6,575,010
        Accumulated deficit                                                              295,392          92,286
                                                                                     -----------     -----------

                Total stockholders' equity                                             6,976,005       6,772,899
                                                                                     -----------     -----------

                                                                                     $14,034,406     $13,960,198
                                                                                     ===========     ===========

* Taken from the audited financial statements at June 30, 1999.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Three Months Ended        For the Nine Months Ended
                                                            March 31,                          March 31,
                                                   --------------------------        -------------------------
                                                      2000            1999              2000              1999
                                                  -----------      -----------      ------------      -----------
Net sales                                         $ 3,665,932      $ 3,323,453      $ 10,397,631      $ 9,684,831
Cost of sales                                       2,295,551        2,020,665         6,590,551        5,767,851
                                                  -----------      -----------      ------------      -----------

Gross profit                                        1,370,381        1,302,788         3,807,080        3,916,980

Operating expenses
    Selling expense                                   809,669          686,812         2,135,990        2,202,724
    General and administrative                        284,802          337,547           841,568          930,191
    Research and development                          104,648           87,005           295,242          276,677
                                                  -----------      -----------      ------------      -----------
        Total operating expenses                    1,199,119        1,111,364         3,272,800        3,409,592

Other income (expense)

    Interest expense                                  (98,827)         (95,448)         (292,829)        (315,078)
    Other                                              (1,184)          13,597            28,227           38,147
                                                  -----------      -----------      ------------      -----------
                                                     (100,011)         (81,851)         (264,602)        (276,931)

Income  before provision for income taxes              71,251          109,573           269,678          230,457

Provision  for income taxes                             7,572                             66,572
                                                  -----------      -----------      ------------      -----------
Net income                                        $    63,679      $   109,573      $    203,106      $   230,457
                                                  ===========      ===========      ============      ===========

INCOME  PER  SHARE-BASIC
Net income  per share                             $       .02      $       .03      $        .06      $       .07
                                                  ===========      ===========      ============      ===========
Weighted average number of shares outstanding       3,520,100        3,520,100         3,520,100        3,520,100
                                                  ===========      ===========      ============      ===========
INCOME  PER  SHARE - DILUTED
Net income  per share                             $       .02      $       .03      $        .06      $       .07
                                                  ===========      ===========      ============      ===========
Weighted average number of shares outstanding       3,526,898        3,532,916         3,526,898        3,532,916
                                                  ===========      ===========      ============      ===========

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                       For the Nine Months Ended March 31,

                                                        2000         1999
                                                     ---------    ---------
Net cash provided by (used in) operations            $ 241,644    $(279,780)

Net cash  provided by  investing activities            341,828      186,325

Net cash used in  financing activities                (359,837)    (255,554)
                                                     ---------    ---------

Net increase (decrease) in cash for the period         223,635     (349,009)

Cash and cash equivalents - at beginning of period     354,564      503,305
                                                     ---------    ---------

Cash and cash equivalents - at end of period         $ 578,199    $ 154,296
                                                     =========    =========

Cash paid during period for:
        Interest                                     $ 292,829    $ 340,428
                                                     =========    =========
        Income taxes                                 $  48,306    $      --
                                                     =========    =========

                            Sonics & Materials, Inc.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2000
                                   (Unaudited)

      NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 1999. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000.

      NOTE 2: Consolidation

The accompanying financial statements reflect the consolidated operations of Sonics & Materials, Inc., its wholly owned subsidiaries Tooltex Inc., and Vibra Surge Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      NOTE 3: Net Income Per Share

Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the treasury stock method.

The weighted average number of shares outstanding for the periods presented are as follows:

                                           Basic and Diluted
                                      Weighted Shares Outstanding
                                  For the Nine Months ended March 31,
                                  -----------------------------------
                                          2000        1999
                                        ---------   ---------
Basic shares                            3,520,100   3,520,100
Dilution (stock options)                    6,798      12,816
                                        ---------   ---------
Weighted average number of common and
      common equivalent shares          3,526,898   3,532,916
                                        =========   =========

      NOTE 4: Other Transactions.

In December 1999, the Company's lender approved the application of approximately $187,000 of $400,000 in restricted cash towards the repayment of Tooltex bank debt. The lender also lifted restrictions on the balance of the funds, which are now available for working capital purpose.

The Company and its lender have negotiated an amendment to the credit agreement that includes eligible Tooltex accounts receivable and inventory in the determination of loan availability under the working capital line. The line of credit has remained at $1,500,000.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to the three months ended March 31, 1999.

      Net sales. Net sales for the quarter ended March 31, 2000 increased $342,000 or 10.3% over the quarter ended March 31, 1999. This increase is primarily the result of increased sales generated by the sale of specialized equipment by Sonics and its wholly owned subsidiary, Tooltex.

      Cost of Sales. Cost of sales increased from 60.8% of net sales for the three months ended March 31, 1999 to 62.6% of sales for the three months ended March 31, 2000. This increase is primarily the result of increased sales in the quarter of specialized equipment manufactured by Sonics and Tooltex which typically have a lower profit margin than the standard machinery manufactured by Sonics.

      Selling Expenses. Selling expenses for the third quarter of fiscal 2000 increased $123,000 or 17.9% over the same period in fiscal 1999. As a percentage of net sales, selling expenses increased from 20.7% to 22.1% over the same periods. This increase is in large part the result of the increase in sales staff to provide more coverage in the West Coast market. Additional expenses were incurred due to participation in trade shows to improve visibility in various markets.

      General and Administrative Expenses. General and administrative expenses for the third quarter of fiscal 2000 decreased $53,000 or 15.6% over the third quarter of fiscal 1999. As a percentage of net sales, these expenses decreased, from 10.2% to 7.8% over the same periods. This decrease is primarily the result of lower professional fees and legal costs.

      Research and Development Expenses. Research and development expenses increased $18,000 or 20.3% over the same period in fiscal 1999. This is primarily the result of a planned expansion of the Research and Development department, which included the addition of one Research and Development technician.

      Interest Expense. Interest expense for the third quarter of fiscal 2000 increased by $3,000 over the same period in fiscal 1999 due primarily to higher interest rates. The impact of the rate increase in 2000 was offset in part by overall debt reduction. In December of 1999, the Company's lender approved the application of approximately $187,000 restricted cash toward the repayment of the Tooltex bank debt. The lender also lifted restrictions on the balance of the funds, $213,000 of which are now available for working capital purpose. (See Liquidity and Capital Resources.)

      Interest and Other Income. Other income for the three months ended March 31, 2000 decreased $15,000 or 108.7% over the same period in fiscal 1999. Interest income declined due to the use of invested funds for the repayment of the Tooltex bank debt of $187,000.

Nine months ended March 31, 2000 compared to the nine months ended March 31, 1999.

      Net sales. Net sales for the nine months ended March 31, 2000 increased $713,000 or 7.3% over the same period in fiscal 1999. International sales increased by 12.9% over the same nine months in fiscal 1999. This increase is primarily the result of increased sales of specialized equipment by Sonics and its wholly owned subsidiary, Tooltex.

      Cost of Sales. Cost of sales increased from 59.6% of net sales for the nine months ended March 31, 1999 to 63.4% of sales for the nine months ended March 31, 2000. This increase is primarily the result of specialized equipment generated by Sonics and its wholly owned subsidiary, Tooltex. Specialized equipment typically has lower profit margins than the Company's standard equipment.

      Selling Expenses. Selling expenses for the first three quarters of fiscal 2000 decreased $67,000 or 3.0% over the same period in fiscal 1999. As a percentage of net sales, selling expenses decreased from 22.7% to 20.6% over the same periods. This is partially the result of salary reductions along with additional cost savings implemented in fiscal 2000. The company has recently increased its sales staff and promotional cost in an effort to develop certain domestic markets.

      General and Administrative Expenses. General and administrative expenses for the first three quarters of fiscal 2000 decreased $89,000 or 9.5% over the first three quarters of fiscal 1999. As a percentage of net sales, these expenses decreased from 9.6% to 8.1% over the same periods. This decrease is partially the result of salary reductions as well as decreased professional fees and legal costs.

      Research and Development Expenses. Research and development expenses increased $19,000 or 6.7% over the same period in fiscal 1999. The increase primarily relates to the addition of one Research and Development Technician, offset by the reduction in outside consulting.

      Interest and Other Income. Interest income for the first three quarters of fiscal 2000 decreased by $10,000 over the same period in fiscal 1999. This is due to the use of invested funds to repay the Tooltex bank debt of $187,000.

      Interest Expense. Total interest expense decreased for the first three quarters of fiscal year 2000 by $22,000 or 7.1%. This is due to decreased debt carried by the Company in connection with the industrial revenue bond and payoff of Tooltex bank debt. Interest charges are expected to increase for the balance of the fiscal year in light of the rising cost interest rate environment on all outstanding debt subject to interest rates.

      Income Taxes. At the end of fiscal 1999, management reversed the balance in the tax valuation allowance offsetting deferred tax assets because in its view it became more likely than not that the benefits provided by; those assets would be realized. Income tax expense of $67,000 for the nine months ended March 31, 2000 is based on an estimate combined federal and state tax related to the current nine months profits and deferred tax obligation.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow increased approximately $242,000 during the nine months ended March 31, 2000 as a result of increased accounts payable accompanied by a reduction of inventory. During the nine months of fiscal 2000, the Company invested approximately $58,000 in new capital equipment. The Company was able to raise the funds necessary for these expenditures through the normal course of business.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, at the Bank's base lending rate (9.0% at March 31, 200). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at March 31, 2000 was $1,465,101, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The outstanding principal amount of the Company's Term Loan at March 31, 2000 is 194,662, which bears interest, at the Bank's base lending rate (9.0% at March 31, 2000). The principal of the term loan was to be paid in 36 equal monthly installments of $11,861, which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due payable on October 1, 2000. In July of 1998, however, the Company renegotiated the terms of the Term Loan. Beginning August 1, 1998 the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at March 31, 2000 was $3,559,342 which bears interest at a rate of 75% of the Banks base lending rate (6.75% at March 31,2000). The Company's current lender purchased the bonds pursuant to the credit agreement. Bonds were purchased by the Company's current lender pursuant to the credit agreement. The proceeds were used in part to pay existing indebtedness of approximately $1,343,000. Most of the remaining proceeds have been used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. The Bonds are payable in 228 monthly installments of $16,700 plus interest through November 2017. The bondholder, however, may make written demand for redemption of all or part of outstanding principal and accrued interest commencing in December 2000.

In December 1999, the Company's lender approved the application of approximately $187,000 of the $400,000 in restricted cash towards the repayment of the Tooltex bank debt. The lender also lifted restrictions on the balance of the funds, which are now available for working capital purposes.

The Company and its lender have negotiated an amendment to the credit agreement that includes eligible Tooltex accounts receivable and inventory in the determination of loan availability under the working capital line. The line of credit has remained att $1,500,000.

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)   Exhibits.

3(i)        Certificate of Incorporation of the Registrant, as amended
            (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to
            Registration Statement No. 33-96414).
3(ii)       Amended By-laws of the Registrant (incorporated by reference from
            Exhibit 3.2 of Registration Statement No. 33-96414).
10(i)       Form of Employment Agreement between the Registrant and Robert S.
            Soloff (incorporated by reference from Exhibit 10.1 of Registration
            Statement No. 33-96414).
10(ii)      1995 Incentive Stock Option Plan and form of Stock Option Agreement
            (incorporated by reference from Exhibit 10.3 of Registration
            Statement No. 33-96414).
10(iii)     Lease between Registrant and Aston Investment Associates (Aston,PA)
            (incorporated by reference from Exhibit 10.5 of Registration
            Statement No. 33-96414).
10(iv)      Amended lease between Registrant and Robert Lenert (Naperville, IL)
            (incorporated by reference from Exhibit 10.6 of Amendment No. 4 to
            Registration Statement No. 33-96414).
10(v)       Lease between Registrant and Janine Berger (Gland, Switzerland)
            (incorporated by reference from Exhibit 10.7 of Registration
            Statement No. 33-96414).
10(vi)      Form of Sales Representation Agreement (incorporated by reference from Exhibit 10.8 of Registration Statement No. 33-96414).
10(vii)     Form of Sales Distribution Agreement (incorporated by reference from
            Exhibit 10.9 of Registration Statement No. 33-96414).
10(viii)    Agreement and Plan of Merger, dated as of July 25, 1997, among the
            Registrant, SM Sub, Inc., Tooltex, Inc., and the persons designated as the shareholders thereon (excluding schedules and annexes). A list of omitted schedules and annexes appears on pages iv and v of the Agreement and Plan of Merger. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule and annex to the Commission upon request. (Incorporated by reference from
            Exhibit 2(a) of the Registrant's Form 8-K dated July 25, 1997).
10(ix)      Agreement of Merger, dated as of July 25, 1997, among the
            Registrant, SM Sub, Inc. and Tooltex, Inc. (incorporated by reference from Exhibit 2(b) of the Registrant's Form 8-K dated July
            25, 1997).
10(x)       Credit Agreement, dated September 19, 1997, between Brown Brothers
            Harriman & Co. and Registrant (incorporated by reference from
            Exhibit 10 (xii) of the Registrant's Form 10KSB for the year ended
            June 30, 1997).
10(xi)      Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10 (xiii)
            of the Registrants Form 10KSB for the year ended June 30, 1997).
10(xii)     Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from
            Exhibit 10 (xiv) of the Registrants Form 10KSB for the year ended
            June 30, 1997).
10(xiii)    Intentionally deleted
10(xiv)     Open-End Mortgage Deed from Registrant to Brown Brothers Harriman &
            Co. dated September 19, 1997 (incorporated by reference from Exhibit
            10 (xvi) of the Registrants Form 10KSB for the year ended June 30,
            1997).
10(xv)      General Security Agreement from Registrant to Brown Brothers
            Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1997).
10(xvi)     Loan Agreement between Connecticut Development Authority and Sonics
            & Materials dated December 1, 1997 (incorporated by reference from
            Exhibit 10 (xvi) of the Registrants Form 10KSB for the year ended
            June 30, 1998).
10(xvii)    Indenture of Trust between Connecticut Development Authority and
            Sonics & Materials, Inc. dated December 1, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1998).
10(xviii)   Tax Regulatory Agreement between Connecticut Development Authority and Sonics & Materials, Inc., and Brown Brothers Harriman Trust
            Company as Trustee dated December 12, 1997 (incorporated by reference from Exhibit 10 (xvii) of the Registrants Form 10KSB for the year ended June 30, 1998).
21          Subsidiaries of the Registrant (incorporated by reference from
            Exhibit 21 of the Registrants Form 10KSB for the year ended June 30,
            1998).
27          Financial Data Schedule (filed herewith).

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SONICS & MATERIALS, INC.


Date: May 15, 2000                      By /s/ ROBERT S. SOLOFF
      ------------                         --------------------
                                           Robert S. Soloff
                                           President, Chief Executive Officer,
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                               Location of Exhibit in
  No.              Description                                      Sequential Numbering System

3(i)        Certificate of Incorporation of             Incorporated by reference from Exhibit 3.1 of
            the Registrant, as amended.                 Amendment No. 3 to Registration Statement No.
                                                        33-96414

3(ii)       Amended By-laws of the                      Incorporated by reference from Exhibit 3.2 of
            Registrant.                                 Registration Statement No. 33-96414

10(I)       Form of Employment Agreement                Incorporated by reference from Exhibit 10.1 of
            between the Registrant and Robert           Registration Statement No. 33-96414
            S. Soloff.

10(ii)      1995 Incentive Stock Option Plan            Incorporated by reference from Exhibit 10.3 of
            and form of Stock Option                    Registration Statement No. 33-96414
            Agreement.

10(iii)     Lease between Registrant and                Incorporated by reference from Exhibit 10.5 of
            Aston Investment Associates                 Registration Statement No. 33-96414
            (Aston, PA).

10(iv)      Amended lease between Registrant            Incorporated by reference from Exhibit 10.6 of
            and Robert Lenert (Naperville,              Amendment No. 4 to Registration Statement No.
            IL).                                        33-96414

10(v)       Lease between Registrant and                Incorporated by reference from 10.7 of
            Janine Berger (Gland,                       Registration Statement No. 33-96414
            Switzerland).

10(vi)      Form of Sales Representation                Incorporated by reference from Exhibit 10.8 of
            Agreement.                                  Registration Statement No. 33-96414

10(vii)     Form of Sales Distribution                  Incorporated by reference from Exhibit 10.9 of
            Agreement.                                  Registration Statement No. 33-96414

10(viii)    Agreement and Plan of Merger,               Incorporated by reference from Exhibit 2(a) of
            dated as of July 25, 1997, among            Registrant's Form 8-K dated July 25, 1997
            the Registrant, SM Sub, Inc.,
            Tooltex, Inc., and the persons
            designated as the shareholders
            thereon (excluding schedules and
            annexes). A list of omitted
            schedules and annexes appears on
            pages iv and v of the Agreement
            and Plan of Merger. The
            Registrant hereby undertakes to
            furnish supplementally a copy of
            any omitted schedule and annex to
            the Commission upon request. .

10(ix)      Agreement of Merger, dated as of            Incorporated by reference from Exhibit 2(b) of
            July 25, 1997, among the                    the Registrant's Form 8-K dated July 25, 1997).
            Registrant, SM Sub, Inc. and
            Tooltex, Inc.

10(x)       Credit Agreement, dated September           Incorporated by reference from Exhibit 10 (xii)
            19, 1997, between Brown Brothers            of the Registrant's Form 10-KSB for the year
            Harriman & Co. and Registrant               ended June 30, 1997

10(xi)      Term Loan Note of Registrant,               Incorporated by reference from Exhibit 10 (xiii)
            dated September 19, 1997, payable           of the Registrant's Form 10-KSB for the year
            to the order of Brown Brothers              ended June 30, 1997
            Harriman & Co. in the original
            principal amount of $427,000.

10(xii)     Line of Credit Note of                      Incorporated by reference from Exhibit 10 (xiii)
            Registrant, dated September 19,             of the Registrant's Form 10-KSB for the year
            1997, payable to the order of               ended June 30, 1997
            Brown Brothers Harriman & Co. in
            the original principal amount of
            $1,500,000.

10(xiii)    Intentionally deleted

10(xiv)     Open-End Mortgage Deed from                 Incorporated by reference from Exhibit 10 (xiv)
            Registrant to Brown Brothers                of the Registrant's Form 10-KSB for the year
            Harriman & Co. dated September              ended June 30, 1997
            19, 1997.

10(xv)      General Security Agreement from             Incorporated by reference from Exhibit 10 (xvii)
            Registrant to Brown Brothers                of the Registrant's Form 10-KSB for the year
            Harriman & Co. dated September              ended June 30, 1997
            19, 1997.

10(xvi)     Loan Agreement between                      Incorporated by reference from Exhibit 10 (xvi)
            Connecticut Development Authority           of the Registrants Form 10-KSB for the year
            and Sonics & Materials dated                ended June 30, 1998
            December 1, 1997

10(xvii)    Indenture of Trust between                  Incorporated by reference from Exhibit 10 (xvii)
            Connecticut Development Authority           of the Registrants Form 10-KSB for the year
            and Sonics & Materials, Inc.                ended June 30, 1998
            dated December 1, 1997

10(xviii)   Tax Regulatory Agreement between            Incorporated by reference from Exhibit 10
            Connecticut Development Authority           (xviii) of the Registrants Form 10-KSB for the
            and Sonics & Materials, Inc., and           year ended June 30, 1998
            Brown Brothers Harriman Trust
            Company as Trustee dated December
            12, 1997

21          Subsidiaries of the Registrant              Incorporated by reference from Exhibit 21 of the
                                                        Registrants Form 10-KSB for the year ended June
                                                        30, 1998

27          Financial Data Schedule.                    Filed herewith