Form 10KSB40
period 2000-06-30
SONICS & MATERIALS INC
filed 2000-09-28
CIK 1000166

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 2000.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________________ to
      ________________________.

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the most recent fiscal year were: $14,447,800

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Company's Common Stock on September 25, 2000 as reported on the Over the Counter Bulletin Board , was approximately $1,261,125. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 25, 2000, the issuer had outstanding 3,520,100 shares of Common Stock, par value $.03 per share, and 1,800,500 Warrants to purchase shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

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

      Ultrasonic Surgical Instrument -- The Company has designed and developed an ultrasonic medical device, the Vibra-Surge (TM) System Model VS 2120 ("Vibra-Surge"), for the removal of soft tissue in general and reconstructive and plastic surgery. Sonics filed a patent application covering Vibra-Surge (TM) with the U.S. Patent and Trademark Office on May 1, 1997. The Company received a Notice of Allowance and Allowability from the U.S. Patent and Trademark Office for the remaining patent application on February 15, 1999. However, the Company cannot be certain that this patent will offer adequate protection or will not be challenged by the holders of prior or other patents issued or to be issued for similar purposes. The device received 510(k) clearance from the Food and Drug Administration (the "FDA") on July 25, 1997, which permits Sonics to market the device. In September 1997, Sonics created a wholly owned subsidiary, Vibra-Surge Corporation ("Vibra-Surge"), which signed an exclusive distribution agreement with Sonimedix, Inc. ("Sonimedix") on September, 19, 1997. Under the distribution agreement, Sonimedix served as the exclusive worldwide distributor of Vibra-Surge (TM) products. On September 25, 1997, Sonics transferred to Vibra-Surge Corporation all of its rights and obligations under the 510(k) FDA clearance and patent applications and all of the technology related to Vibra-Surge (TM).

      The distribution agreement with Sonimedix expires on September 30, 2000. During May of fiscal 2000, Sonics' management and Board of Directors elected to discontinue the Company's Vibra-Surse operation after reviewing the marketability of its line of ultrasonic products and the recurring operating losses of Vibra-Surge. As a result, Sonics does not intend to renew the distribution agreement.

      Industry Background

      Management believes that in recent years the market for ultrasonic bonding systems, and other plastic assembly systems has undergone steady and consistent growth. It appears that more companies are seeking to replace metal components with thermoplastics in order to reduce the weight of products or to capitalize on other special properties of synthetic substances. Consequently, ultrasonic bonding systems and related welding devices have been more extensively utilized in industrial processing and in new assembly applications. The market for liquid processors in the past has experienced inconsistent growth and occasional contractions, however, new and more extensive applications of such technology in other industries, such as the paint, chemical, petroleum and beverage industries, and medical industries has provided for continued growth.

Manufacturing and Supply

      Sonics' manufacturing operations, conducted at its facilities located in Newtown, Connecticut, Aston, Pennsylvania, and Grove City, Ohio, are run on a batch basis in which a series of products move irregularly from station to station. The Company manufactures its products pursuant to historical and projected sales data as well as specific customer orders.

      Most supplies and materials required in the manufacture of the Company's products are available from many sources. Many of its suppliers are based in the same general locality as the Company's manufacturing operations. To date, Sonics has experienced few shortages and delays regarding supplies and materials. However, it is not certain that such shortages or delays may not have an adverse impact on Sonics' operations in the future. In fiscal year 1999, three suppliers each accounted for more than 5%, but less than 10%, of its total purchases for inventory. In fiscal year 2000, one supplier accounted for more than 5%, but less than 10% of its total purchases for inventory. Although management believes that in all cases alternate sources of supplies can be located, a certain amount of time would inevitably be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its devices and systems for an indefinite period.

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

Maintenance and Service

      The Company offers warranties on all its products, including parts and labor that range from one year to three years depending upon the type of product concerned. For the fiscal years ended June 30, 1999 and 2000, expenses attributable to warranties were approximately $46,000, and $59,000, respectively. Sonics performs repair services on all of its products sold domestically either at its Connecticut or Pennsylvania facilities or at customer locations. Servicing of foreign sales is usually handled by distributors abroad or in the Company's Swiss branch office regarding its devices sold in Europe. These services are performed upon specific orders without contracts at various rates. The Company usually charges for the time that its employees expend on the task and the cost of the materials or parts involved in the repair. For the fiscal years ended June 30, 1999 and 2000, the Company had income of approximately $489,000, and $252,000 respectively, for out-of-warranty services performed. Company devices generally have a long operating life, and Sonics has repaired machines manufactured by it that are more than 30 years old.

Sales and Marketing

      Sonics generally markets and sells its products in the United States and abroad through a network of sales representatives and distributors to end users and original equipment manufacturers ("OEMs"). In the United States, the Company and its Ultra Sonic Seal division ("USS") utilize approximately 46 sales representatives in 48 states throughout the country. The Company's wholly owned subsidiary, Tooltex, utilizes two sales representatives throughout the Midwest. In the overseas market, it relies on approximately 71 distributors and several sales representatives to distribute its products in 49 countries. The areas covered by these third parties include North and South America, the Middle and Far East, Europe and Australia.

Sales Representatives

      The Company's relationship with its sales representatives is usually governed by a written contract which is generally terminable by either party on 30 days prior notice. The contract provides for exclusive territorial and product representation and commissions payable to them on their sales depending on whether basic units or accessories are involved and typically covers ultrasonic bonding systems and liquid processors. OEM sales made by the Company are excluded from the commission arrangements. Generally, the sales representatives do not purchase for their own account, but merely sell Sonics' products on the Company's behalf. They also may represent other manufacturers but generally not those competitive with the Company's products. One sales representative accounted for more than 5% of Sonics' sales in fiscal year 1999. In Fiscal Year 2000, two sales representatives each accounted for more than 5% but less than 15% of Sonics' sales. The loss of such representatives representing in the aggregate significant sales may have a material adverse impact on the Company's business.

      USS sells its plastic welder under its division name. USS maintains a network of sales representatives in the United States different from those for Sonics' main product lines. The terms of these arrangements with its sales representatives are similar to the terms Sonics negotiates with its own sales representatives.

      The Company's wholly owned subsidiary, Tooltex, sells its automated systems under its corporate name, Tooltex, Inc. Tooltex's sales organization consists of four direct sales personnel.

Distributors

      Sales of Sonics' products to distributors are also generally made pursuant to written contracts. Under such contracts, distributors provide repair service and are prevented from selling devices competitive to the Company's products. Generally, payments must be made in U.S. dollars within 30 days of delivery of the product. Distribution arrangements are either exclusive or non-exclusive and are cancelable upon 30 days notice. The contracts generally exclude private label sales made by Sonics in the distributor's territory even if the relationship is of an exclusive type and typically covers sales of both ultrasonic bonding systems and liquid processor lines. The Company now also offers both its spin welder and vibration welder to its sales representatives and distributors. The Company also sells these products directly to end-users or under private label. The Company usually grants discounts to distributors, depending on the product and quantity sold. In fiscal year 1999 and 2000, one distributor accounted for over 5%, but less than 10%, of sales. The loss of such distributors in substantial numbers or at key locations could have a material adverse effect on the Company's business. USS maintains separate but similar arrangements with at least three foreign distributors abroad.

      The Company promotes the sale of its products through direct mailings, trade shows, product literature, press releases, advertising in trade magazines and listings in catalogs. The Company occasionally engages in cooperative advertising with some of its distributors.

      Sonics' wholly owned subsidiary, Vibra-Surge, sold its ultrasonic surgical device through its exclusive distributor of the product, Sonimedix. The contract expires on September 30, 2000. Sonics does not intend to renew the contract. See "Products" above.

Customers

      Sonics sells its products, directly or indirectly, to numerous customers, ranging in size from small companies to large Fortune 100 corporations. Its customers are end-users, original equipment manufacturers, system integrators and resellers as well as distributors. Many of its customers are repeat purchasers. None of its customers represented more than 5% of Sonics' sales for fiscal 1999 or 2000.

International Operations

      The Company's international activities are an important portion of its business. Approximately 21% and 22% of its sales for fiscal years 1999 and 2000, respectively, are attributable to sales of its products outside the United States. The Company also operates a branch office in Gland, Switzerland where it sells and services its ultrasonic devices for the European market except for the United Kingdom.

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

      The Company's ultrasonic surgical instrument has three main competitors, Mentor Corporation, Lysonix Inc., and Misonix, Inc. No one company dominates this market. However, the Company's three major competitors had entered the market place prior to Sonics. See "Products" above.

Backlog

      As of June 30, 2000, the Company's backlog was approximately $2,561,567 as compared with a backlog of $2,559,300 as of June 30, 1999. No one customer accounted for more than 10% of such backlog at June 30, 2000.

      Substantially all of the Company's backlog figures are based on written purchase orders executed by the customer and involve product deliveries and not engineering services. All orders are subject to cancellation.

Research and Development

      The Company maintains an engineering staff responsible for the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Engineering and research and development expenses were approximately $367,000 for 1999, and $408,000 for 2000.

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

      On May 23, 2000, the U.S. Patent and Trademark office issued the Company a patent for a method of producing fabric covered panels with a vibration welder. On September 22, 2000, the Company received a Notice of Allowance and Allowability from the U.S. Patent and Trademark office for the tooling developed by the Company for producing fabric covered panels. The U.S. Patent and Trademark office issued the Company a patent on October 12, 1999 for its ultrasonic surgical device. On August 29, 2000, the Company has also received Notice of Allowance and Allowability from the U.S. Patent and Trademark office for an additional patent related to the Company's ultrasonic surgical device.

      On September 25, 1997, Sonics transferred the "Vibra-Surge" trade name, and its rights and obligations under the Vibra-Surge patent application and preliminary patent application to Vibra-Surge. See "Products" above.

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

      The Company has obtained 510(k) clearance from the FDA which permits the Company to market the device for aiding the removal of soft tissue in general surgery and plastic and reconstructive surgery. Vibra-Surge has signed an exclusive distribution agreement with Sonimedix for the sale and marketing of its ultrasonic surgical instrument that expires on September 30, 2000. See "Products" and "Intellectual Properties" above.

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

Employees

      As of September 25, 2000, the Company, including its subsidiaries, had 107 full-time employees including its officers, of whom 63 were engaged in manufacturing, 3 in repair services, 11 in administration and financial control, 9 in engineering and research and development, and 21 in marketing and sales.

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

Company's Statement Regarding Forward Looking Statements

      Any statements in this Annual Report that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this Annual Report related to the Company's objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its USS products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, interest rate fluctuations, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. In addition, the Company's objectives of future growth, profitability, and financial returns are also subject to the uncertainty of the growth and profitability of its wholly owned subsidiary, Tooltex.

Item 2. Description of Property

      The Company's primary manufacturing and office facility is located in Newtown, Connecticut in one 62,500 square foot steel and cinder block building (the "Newtown Property"). This facility is considered adequate for the Company's current needs, as well as its anticipated future requirements. The facility was purchased on September 19, 1997. The Company renovated the building and consolidated all of its former Danbury facilities into the Newtown Property in May of 1998. The Newtown Property was purchased for $1,265,000 and the cost of improvements to the property was approximately $2,200,000. The Company has leased 7,200 square feet of the building to an unrelated third party. However, the lessee is in breach of the terms of the lease. The Company intends to pursue legal action against the lessee, as well as attempt to locate a new lessee for the space. The Newtown Property is insured against fire and other casualty in an amount the Company believes to be adequate.

      The Newtown Property is encumbered by a first mortgage lien in favor of a bank ("Bank"), which secures two credit facilities dated September 19, 1997: (i) a revolving line of credit facility in the original principal amount of up to $1,500,000 (the "Line of Credit"), (ii) a term loan in the original principal amount of $427,000 (the "Term Loan"); and (iii) a Bridge Loan in the original principal amount of $1,600,000. On December 12, 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The proceeds were used in part to pay in full the outstanding interest and principal due on the Bridge Loan discussed above. The remaining proceeds were used for the purchase and preparation of the Newtown Property, and the purchase of new machinery and equipment. The Bonds mature in November 2017 and bear interest at 75% of the Bank's base lending rate (7.125% at September 25, 2000). The Company began to redeem principal on the Bonds in 228 equal monthly installments of $16,700 in December of 1998. The Company does not intend to use the proceeds from the Line of Credit or the Term Loan to acquire or improve the Newtown Property. For information about such borrowings, see "Management's Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources."

      The following table lists the Company's leased offices by location as of September 25, 2000, and certain other information:

                                              Approximate Total                              Approximate
                                               Area Leased in       Expiration Date of      Current Annual
                                               Square Footage            Lease                 Rent (1)
                                            --------------------   --------------------    ----------------
Aston, Pennsylvania.......................         4,900           September 30, 2002           $40,300
Naperville, Illinois......................         2,000           December 31, 2000             14,400
Gland, Switzerland........................         3,000           January 31, 2001(2)           13,800
Grove City, Ohio(3).......................        13,600           July 26, 2002(2)              77,900

--------------------
(1) Includes proportionate cost of utilities, repairs, cleaning, snow removal, taxes and insurance.
(2)   Contains renewal option as listed below:
              Gland Switzerland...........................1 year
              Grove City, Ohio............................5 years

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      From February 27, 1996 to July 24, 1998, the Common Stock and Warrants to Purchase Common Stock of the Company had been traded and quoted through the National Association of Securities Dealers Inc. ("NASDAQ") National Market System under the symbols "SIMA" and "SIMAW," respectively. From July 24, 1998 to April 13, 1999, the Company's Common Stock and Warrants to purchase Common Stock had been traded and quoted through the NASDAQ SmallCap Market under the same symbols used on NASDAQ's National Market System. The Company transferred to the NASDAQ SmallCap Market when its Common Stock and Warrants no longer satisfied the National Market System minimum maintenance requirements for the market capitalization of the Common Stock's public float. As of April 14, 1999, the Company's Common Stock and Warrants to Purchase Common Stock have been traded and quoted through the Over the Counter Bulletin Board ("OTCBB"). The Company transferred to the OTCBB when its Common Stock and Warrants no longer satisfied the NASDAQ SmallCap Market's minimum maintenance requirements for the market capitalization of the Common Stock's public float and the minimum bid price of the Common Stock.

      The following table sets forth the range of high and low bids for the Company's Common Stock and Warrants for the periods indicated as reported by the NASDAQ SmallCap Market and OTCBB.

                                   Stock                       Warrants
                        ---------------------------    -------------------------
     Quarter Ended          High           Low            High           Low
----------------------  ------------   ------------    ----------    -----------

September 30, 1998             .88             .81          .06            .06
December 31, 1998              .63             .50          .05            .03
March 31, 1999                 .63             .63          .01            .01
June 30, 1999                  .81             .81          .02            .02
September 30, 1999             .56             .56          .13            .01
December 31, 1999              .31             .31          .01            .01
March 31, 2000                1.69            1.69          .25            .001
June 30, 2000                 1.02            1.02          .14            .04

      The prices presented in the table are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices presented may not reflect actual transactions.

      On September 25, 2000, the closing price of the Common Stock of the Company, as reported by the OTCBB, was $1.25 per share. On September 25, 2000, the closing price of the Warrants, as reported by the OTCBB, was $.04 per Warrant. On September 25, 2000, the Company had 39 stockholders of record and 17 Warrant holders of record. The Company has been informed by its registrar and transfer agent that these are holders in nominee name. The Company believes that the number of beneficial holders is greater.

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

      In connection with the Company's initial public offering, on June 20, 1996 the Company filed with the Securities and Exchange Commission (the "SEC") a Form SR reporting the use of proceeds from such offering. Additional Forms SR were subsequently filed by the Company. As of September 25, 2000, the Company has applied proceeds from the offering in the following approximate amounts to the following categories.

                                                                      Amount
                                                                      ------
Type of Payments
----------------
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

Results of Operations

      In May 2000 Sonics' management and Board of Directors elected to discontinue the Company's VibraSurge operation after reviewing the marketability of its line of ultrasonic surgical products and its recurring operating losses. As a result, the Company's balance sheets, statements of income, and statements of cash flows have been reclassified to report the net assets and operating results of the VibraSurge business as discontinued for 1999 and 2000. As of June 30, 2000, VibraSurge operations have ceased and remaining net assets, consisting principally of inventory and accounts receivable, have been written off. For further information, see Note C of the consolidated financial statements.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

      Net sales. Net sales for fiscal 2000 increased $1,958,000 or 15.8% over fiscal 1999. This increase is primarily the result of increased sales of specialized equipment by Sonics.

      Cost of Sales. Cost of sales increased $2,166,000 from fiscal 1999 to fiscal 2000, This is primarily the result of increased sales of specialized equipment which typically have lower margins than the Company's standard equipment. In fiscal 2000, an increased portion of the Company's ultrasonic liquid processing products and vibration welders were purchased by Company distributors as opposed to being sold through Company representatives. As a result, cost of goods increased because of discounts given to distributors.

      Selling Expenses. Selling expenses for fiscal 2000 decreased $49,000 or 1.6% over fiscal 1999. As a percentage of net sales these expenses decreased to 20.5% in fiscal 2000 from 24.1% in fiscal 1999. This is due to greater sales by distributorships as opposed to sales through manufacturer representatives in the Company's Ultrasonic Processing line.

      General and Administrative Expenses. General and administrative expenses for fiscal 2000 decreased $129,000 or 9.9% over fiscal 1999. As a percentage of net sales, these expenses decreased to 8.2% in fiscal 2000 from 10.5% in fiscal 1999. This decrease is partially the result of lower professional fees and legal costs.

      Research and Development Expenses. Research and development expenses increased $40,000 or 10.9% over fiscal 1999. The increase is primarily the result of a planned expansion of the Research and Development department, which included the addition of one Research and Development technician.

      Interest and other Income. Interest income decreased $18,000 or 22.9% in fiscal 2000. This is due to the use of invested funds to repay Tooltex bank debt of $187,000, as described below.

      Interest Expense. Total interest expense decreased by $39,000 or 8.6% over fiscal 1999. The impact of rate increases in 2000 was offset in part by overall debt reduction. In December 1999, the Company's lender approved the application of approximately $187,000 of restricted cash toward the repayment of Tooltex bank debt. The lender also lifted restrictions on the balance of the funds ($213,000) which are available for working capital purposes. Interest charges are expected to increase in the light of the rising interest rate environment. All of the Company's outstanding debt is subject to floating rates based on LIBOR.

      Income Taxes. The Company's effective federal and state income tax rate for fiscal 2000 was approximately 38% as compared to 3% in fiscal 1999. During 1999, management determined that the tax benefits of deferred tax assets were realizable and accordingly, reversed the entire valuation allowance that had been established in the prior year. There were no such offsetting adjustments to income tax expense in fiscal 2000. However, federal tax liabilities are expected to be lower than the current year's provision due to the availability of the loss from discontinued operations and net operating loss carryforwards.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

      Net sales. Net sales for fiscal 1999 increased $285,000 or 2.3% over fiscal 1998. This increase is primarily the result of a full year of operations in its new headquarters in Newtown, Connecticut. Management estimates that the Company lost sales of approximately $300,000 due to downtime associated with its move to Newtown in the fourth quarter of Fiscal 1998.

      Cost of Sales. Cost of sales decreased $83,000 from fiscal 1998 to fiscal 1999; as a percentage of sales it decreased from 58.5% to 56.4%. This decrease is primarily due to the implementation of production efficiencies.

      Selling Expenses. Selling expenses for fiscal 1999 decreased $411,000 or 12.9% over fiscal 1998. As a percentage of net sales these expenses decreased to 24.0% in fiscal 1999 from 28.1% in fiscal 1998. This is in large part the result of the cost cutting measures implemented by the Company in the first quarter of fiscal 1999.

      General and Administrative Expenses. General and administrative expenses for fiscal 1999 decreased $160,000 or 10.9% over fiscal 1998. As a percentage of net sales, these expenses decreased to 10.5% in fiscal 1999 from 12.1% in fiscal 1998. This decrease is the result of higher expenses associated with the relocation of the Company's headquarters to Newtown, Connecticut, in fiscal 1999, including moving costs of $62,000. Also in fiscal 1998, the Company paid $83,000 to cover a sales tax audit by California State Board of Equalization. No such payments were made in fiscal year 1999.

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

      Interest Expense. Total interest expense increased by $236,000 or 107.5% over fiscal 1998. This is due to increased debt carried by the Company in connection with the purchase of real property in Newtown, Connecticut, construction of the new facility, and other capital expenditures.

      Income Taxes. In fiscal 1998, the Company established a valuation allowance of $155,000 to offset the tax benefits of deferred tax assets because their realization was uncertain. Based on a current review of available evidence, including the Company's return to profitability in fiscal 1999, management has reversed the valuation allowance because it is more likely than not that the tax benefits subject to the allowance will be realzed. The Company does not anticipate any federal tax liability in fiscal 1999 due to the availability of net operating loss carry forwards.

Liquidity and Capital Resources

      Operations of the Company provided cash of $673,000 in fiscal 2000, primarily as a result of decreasing inventory, and noncash charges, higher accounts payable and accrued liabilities. In fiscal 2000, the Company invested $95,000 in property and equipment. The funds for these expenditures were internally generated .

      The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest at the Bank's base lending rate (9.50% at June 30, 2000). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at June 30, 2000 was $1,290,000, is due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

      The outstanding principal amount of the Term Loan at June 30, 2000 is $175,823, which bears interest at the Bank's base lending rate (9.50% at June 30, 2000). The principal of the Term Loan was to be paid in 36 equal monthly installments of $11,861,which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due and payable on October 1, 2000. In July 1998, however, the Company renegotiated the terms of the Term Loan. Beginning August 1, 1998, the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which the Company may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

      In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at June 30, 2000 was $3,509,211, which bears interest at a rate of 7.5% of the Bank's base lending rate (7.125% at June 30, 2000). The Company's current lender purchased the bonds pursuant to the credit agreement. The proceeds were used in part to pay existing indebtedness of approximately $1,343,000. Most of the remaining proceeds have been used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. The Bonds were payable in 228 monthly payments of $16,700 plus interest through November 2017. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000.

      On January 3, 2000 the Company's lender approved the application of approximately $187,000 of the $400,000 in restricted cash toward the repayment of the Tooltex bank debt. The lender also lifted restrictions on the balance of the funds, which are now available for working capital purposes. The Company and its lender have negotiated an amendment to the credit agreement that includes eligible Tooltex accounts receivable and inventory in the determination of loan availability under the working capital line. The line of credit has remained at $1,500,000.

      In June 2000, the Company settled a customer lawsuit for $80,000, payable by the Company in four installments of $20,000 plus interest through September 2000. The Company accrued for the settlement in fiscal 1998 as an adjustment to the Tooltex acquisition price.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy complies with the provision of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

Impact of Inflation

      The Company does not believe that inflation significantly affected its results of operations for the 2000 fiscal year.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers and persons who own more than 10% of the Company's Common Stock or other equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Officers, Directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes all Section 16(a) filing requirements applicable to its officers, Directors and 10% beneficial owners were complied with during the fiscal year ended June 30, 2000.

Information Regarding Each Director

      Robert S. Soloff
      Age:  61
      First Elected Director:  1969
      President and Chief Executive Officer of the Company
      Member of Stock Option Committee and Audit Committee

      Mr. Soloff joined the Company in 1969 and has served as its Chairman, President and a Director since then. From 1960 to 1961, he was employed as an Assistant Project Engineer by Kearfott-Singer, Inc. designing ultrasonic oil burners and investigating the use of ultrasonic energy for various industrial applications. From 1962 until 1969, Mr. Soloff held a variety of positions with Branson Sonic Power Company, a major manufacturer of ultrasonic devices. These positions included laboratory manager for new products and applications, New York Metro district sales manager and manager of new product development. He is a 1960 graduate of Cooper Union where he earned a bachelor of science degree in mechanical engineering.

      Jack Tyransky
      Age: 55
      First Elected Director:  1995
      Partner, Allen & Tyransky
      Member of Stock Option Committee and Audit Committee

      Mr. Tyransky has been a partner in Allen & Tyransky, a Connecticut certified public accounting firm since 1975. This firm served as the Company's certified public accountants from 1988 to 1994. He holds a bachelor of science degree in accounting from the University of Maryland and a masters degree in science (taxation) from the University of Hartford.

      Lauren H. Soloff
      Age:  34
      First Elected Director: 1995
      Vice President of Legal Affairs and Investor Relations of the Company Secretary of the Company

      Ms. Soloff, the daughter of Robert Soloff, joined the Company in early 1995 as Corporate Counsel, Secretary and a Director. In May of 1996, Ms. Soloff was promoted to Vice President of Legal Affairs and Investor Relations. From 1993 to 1994, she was employed by the Connecticut law firm of Siegel, O'Connor, Schiff and Zangari as an associate specializing in litigation for labor and employment matters. From 1991 to 1993, she served as a staff attorney for the Office of Solicitor of the U.S. Department of Labor where she was responsible for all aspects of appellate litigation as well as other litigation and counseling duties. Ms. Soloff is a member of the New York and Connecticut bars. She has a bachelor of arts degree from Tufts University and a juris doctorate from the Washington College of Law, American University.

      Ronald Kalb
      Age:  50
      First Elected Director: 1998

      Ronald Kalb is the Vice President and a principal owner of the Siegel Agency, Inc., a Connecticut insurance agency. Mr. Kalb has been with the Siegel Agency since 1977. Prior to that, he was employed as a civil engineer by Ebasco Services, Inc. He holds a bachelor of civil engineering degree from the City College of New York and received his masters in Engineering at the Brooklyn Polytechnical Institute.

Item 10. Executive Compensation

      The following table sets forth, for the fiscal years ended June 30, 2000, 1999, and 1998, the annual and long-term compensation for the Company's Chief Executive Officer (the "named executive"). This was the only employee officer, who was serving as such on June 30, 2000 whose annual compensation exceeded $100,000 for the fiscal year ended June 30, 2000.

Summary Compensation Table

                               Annual Compensation

                                                                   Other Annual
Name and                                  Base                     Compensation
Principal Position             Year       Salary         Bonus     (1)
Robert Soloff                  2000       $  114,000     $    0    $   18,941
Chairman of the Board,         1999          114,000          0        18,941
President, and CEO             1998          114,000          0        18,273

-----------------
(1) Represents compensation for excess life insurance premium and personal use of company auto. Includes executive insurance benefits for Mr. Soloff.

Employment Contracts

      Effective July 1, 1995, the Company entered into an employment agreement with Robert S. Soloff, who is serving as the Company's President, for an initial term that expired on June 30, 1998. The agreement provided for an annual base salary of $180,000, $198,000 and $218,000 in each of the first three years of the agreement. On June 30, 1998, the Board of Directors unanimously voted to extend the term of the contract under the same terms and conditions. For fiscal year 1998, 1999, and 2000, Mr. Soloff voluntarily reduced his salary to $114,000. Under the agreement, the base salary may be increased at the discretion of the Board of Directors through (i) any bonus arrangement provided by the Company in its discretion and (ii) other compensation or employee benefit plans and arrangements, if any, provided to other officers and key employees of the Company. Such bonuses will be determined by the non-employee members of the Board of Directors who will take into account the performance of Mr. Soloff and the Company in making such determination. Such bonuses may not exceed 10% of Mr. Soloff's annual compensation for three years. Mr. Soloff is subject to a two-year covenant not to compete with the Company that begins upon the expiration of his contract.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the Company's Common Stock owned as of September 25, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock,
(ii) each director and nominee for director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                                                                        Warrants to Purchase
                                                    Common Stock                            Common Stock
                                         Amount and                              Amount and
                                         Nature of                               Nature of
Name and Address of                      Beneficial        Percentage            Beneficial         Percentage
Beneficial Owner (1)                     Ownership           Owned               Ownership             Owned
--------------------                     ---------           -----               ---------             -----
Robert S. Soloff                            2,515,000              69.9%                  0
Lauren H. Soloff                              274,990  (3)          7.1%                  0                0
Jack Tyransky                                   3,000  (2)             *                  0                0
Ronald Kalb                                     1,000  (2)             *                  0                0
All directors and executive officers
as a group (6 people) (2) (4)               2,830,976              74.0%                  0                0

-----------------
*     Indicates less than one percent.
1) The address of each such person is c/o Sonics & Materials, Inc., 53 Church Hill Road, Newtown, Connecticut 06470 and except as otherwise set forth in the footnotes below, all shares are beneficially owned and the sole voting and investment power is held by the persons named.

(2) Represents or includes qualified stock options granted under the Company's Option Plan.

(3) Includes shares of Common Stock issuable upon exercise of currently exercisable non-qualified stock options granted to Ms. Soloff.

(4) Includes 274,390 shares and 10,976 shares that are issuable upon exercise of currently-exercisable non-qualified stock options granted to Lauren H. Soloff and Daniel Grise, respectively, under the Company's Option Plan.

Item 12. Certain Relationships and Related Transactions

      In connection with the Company's public offering in February 1996, Monroe Parker Securities, the underwriter in the public offering, received, among other things an option to purchase 100,000 shares of Common Stock and 100,000 Warrants exercisable over a period of four years commencing February 26, 1997 at exercise prices of $8.25 per share of Common Stock and $.25 per Warrant The Company also granted to Monroe Parker Securities the right to nominate one person to serve on its Board of Directors or to function as an observer at meetings of the Board, subject to the Company's approval. Stephen Drescher was recommended by Monroe Parker Securities for nomination to the Board. At the 1996 and 1997 Annual Meetings of Stockholders, Mr. Drescher was elected to the Board. In December 1997, Mr. Drescher resigned as a director and Monroe Parker Securities has not nominated anyone in place of Mr. Drescher. In fiscal year 1997, Monroe Parker Securities exercised its option to purchase 100,000 Warrants to purchase Common Stock.

      Upon the exercise of the Company's Warrants, the Company is obligated to pay Monroe Parker Securities a fee of 4% of the aggregate exercise price if (i) the market price of its Common Stock on the date the Warrant is exercised is greater than the then exercise price of the Warrants; (ii) the exercise of the Warrants was solicited by a member of NASD; (iii) the Warrant is not held in a discretionary account; (iv) disclosure of compensation arrangements was made both at the time of the initial public offering and at the time of exercise of the Warrants; (v) the solicitation of exercise of the Warrant was not in violation of Rule 10b-6 promulgated under the Securities Exchange Act of 1934; and (vi) no fee will be paid on non-solicited exercises.

      In January 1998, Monroe Parker Securities withdrew as a broker dealer registered with the NASD. The Company has not been notified of any assignment by Monroe Parker Securities of any of the rights it received in connection with the Company's public offering.

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits.

         3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).
         3(ii) Amended By-laws of the Registrant (incorporated by reference from Exhibit 3.2 of Registration Statement No. 33-96414).
         3(iii) Form of Warrant Agreement between Registrant and Warrant Agent (incorporated by reference from Exhibit 4.3 of Amendment No. 3 to Registration Statement No. 33-96414).
         10(i) Form of Employment Agreement between the Registrant and Robert S. Soloff (incorporated by reference from Exhibit
                        10.1 of Registration Statement No. 33-96414).
         10(ii) 1995 Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference from Exhibit
                        10.3 of Registration Statement No. 33-96414).
         10(iii) Lease between Registrant and Aston Investment Associates (Aston, PA) (incorporated by reference from Exhibit 10.5 of Registration Statement No. 33-96414).
         10(iv) Amended lease between Registrant and Robert Lenert (Naperville, IL) (incorporated by reference from Exhibit
                        10.6 of Amendment No. 4 to Registration Statement No. 33-96414).
         10(v) Lease between Registrant and Janine Berger (Gland, Switzerland) (incorporated by reference from Exhibit
                        10.7 of Registration Statement No. 33-96414).
         10(vi) Form of Sales Representation Agreement (incorporated by reference from Exhibit 10.8 of Registration Statement No. 33-96414).
         10(vii) Form of Sales Distribution Agreement (incorporated by reference from Exhibit 10.9 of Registration Statement No. 33-96414).
         10(viii) Agreement and Plan of Merger, dated as of July 25, 1997, among the Registrant, SM Sub, Inc., Tooltex, Inc., and the persons designated as the shareholders thereon (excluding schedules and annexes). A list of omitted schedules and annexes appears on pages iv and v of the Agreement and Plan of Merger. The Registrant hereby undertakes to furnish supplementally a copy of any omitted schedule and annex to the Commission upon request. (incorporated by reference from Exhibit 2(a) of the Registrant's Form 8-K dated July 25, 1997).
         10(ix) Agreement of Merger, dated as of July 25, 1997, among the Registrant, SM Sub, Inc. and Tooltex, Inc. (incorporated by reference from Exhibit 2(b) of the Registrant's Form 8-K dated July 25, 1997).
         10(x) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant (incorporated by reference from Exhibit 10(xii) of the Registrant's Form 10KSB for the year ended June 30,
                        1997).
         10(xi) Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10(xiii) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(xii) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit 10(xiv) of the Registrants Form 10KSB for the year ended June 30,
                        1997).

         10(xiv)        Open-End Mortgage Deed from Registrant to Brown Brothers
                        Harriman & Co. dated September 19, 1997 (incorporated by
                        reference from Exhibit 10(xvi) of the Registrants Form
                        10KSB for the year ended June 30, 1997).
         10(xv)         General Security Agreement from Registrant to Brown
                        Brothers Harriman & Co. dated September 19, 1997
                        (incorporated by reference from Exhibit 10(xvii) of the
                        Registrants Form 10KSB for the year ended June 30,
                        1997).
         10(xvi)        Loan Agreement between Connecticut Development Authority
                        and Sonics & Materials dated December 1, 1997
                        (incorporated by reference from Exhibit 10(xvi) of the
                        Registrants Form 10KSB for the year ended June 30,
                        1998).
         10(xvii)       Indenture of Trust between Connecticut Development
                        Authority and Sonics & Materials, Inc. dated December 1,
                        1997 (incorporated by reference from Exhibit 10 (xvii)
                        of the Registrants Form 10KSB for the year ended June
                        30, 1998).
         10(xviii)      Tax Regulatory Agreement between Connecticut Development
                        Authority and Sonics & Materials, Inc., and Brown
                        Brothers Harriman Trust Company as Trustee dated
                        December 12, 1997 (incorporated by reference from
                        Exhibit 10(xviii) of the Registrants Form 10KSB for the
                        year ended June 30, 1998).
         21             Subsidiaries of the Registrant (incorporated by
                        reference from Exhibit (21 of the Registrants Form 10KSB
                        for the year ended June 30, 1998).
         27             Financial Data Schedule

      (b) The Company did not file any Current Reports on Form 8-K during fiscal year 2000 independent auditors.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                        F-2

Consolidated Financial Statements

       Balance Sheets                                                     F-3

       Statements of Income                                               F-4

       Statement of Stockholders' Equity                                  F-5

       Statements of Cash Flows                                        F-6 - F-7

       Notes to Financial Statements                                  F-8 - F-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Sonics & Materials, Inc.

      We have audited the accompanying consolidated balance sheets of Sonics & Materials, Inc. and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. and subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                      Schneider & Associates LLP

Jericho, New York
September 20, 2000

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,
                                                                   1999           2000
                                                                   ----           ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $   350,600     $   728,993
   Accounts receivable, net of allowance for doubtful
       accounts of $95,000 and $88,470 in 1999 and 2000          2,023,378       2,692,786
   Inventories                                                   4,874,157       4,489,967
   Deferred income taxes                                            60,983          75,048
   Restricted cash from industrial revenue bonds                   136,000              --
   Other current assets                                             85,511          75,865
   Net assets of discontinued operations                           107,330              --
                                                               -----------     -----------

       Total current assets                                      7,637,959       8,062,659

PROPERTY AND EQUIPMENT - net                                     4,139,372       4,050,052

GOODWILL - net of accumulated amortization of $111,005
   and $166,508 in 1999 and 2000                                   999,045         929,091

MARKETABLE DEBT SECURITY - pledged                                 400,000              --

OTHER ASSETS                                                       783,822         672,215
                                                               -----------     -----------

       Total assets                                            $13,960,198     $13,714,017
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable - bank                                         $ 1,465,101     $ 1,290,000
   Current maturities of long-term debt                            444,907         331,097
   Accounts payable                                                579,766         701,929
   Customer advances                                               204,780         133,816
   Commissions payable                                             141,446         193,356
   Other accrued expenses and sundry liabilities                   464,812         626,691
                                                               -----------     -----------

       Total current liabilities                                 3,300,812       3,276,889

LONG-TERM DEBT                                                   3,886,487       3,584,390
                                                               -----------     -----------

       Total liabilities                                         7,187,299       6,861,279

COMMITMENTS - see notes

STOCKHOLDERS' EQUITY

   Common stock - par value $.03 per share; authorized
       10,000,000 shares; issued and outstanding 3,520,100
       shares at June 30, 1999 and 2000                            105,603         105,603
   Additional paid-in capital                                    6,575,010       6,575,010
   Retained earnings                                                92,286         172,125
                                                               -----------     -----------

       Total stockholders' equity                                6,772,899       6,852,738
                                                               -----------     -----------

       Total liabilities and stockholders' equity              $13,960,198     $13,714,017
                                                               ===========     ===========

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                  SONICS & MATERIALS, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Years ended June 30,
                                                              1999             2000
                                                              ----             ----
Net sales                                                $ 12,365,838      $ 14,323,644
Cost of sales                                               6,981,383         9,147,385
                                                         ------------      ------------

   Gross profit                                             5,384,455         5,176,259
                                                         ------------      ------------

Operating expenses:

   Selling                                                  2,985,038         2,936,169
   General and administrative                               1,304,069         1,175,433
   Research and development                                   367,407           407,525
                                                         ------------      ------------

       Total operating expenses                             4,656,514         4,519,127
                                                         ------------      ------------

Other income (expense):

   Interest expense                                          (455,351)         (415,975)
   Interest and other income                                   80,292            61,943
                                                         ------------      ------------

       Total other income (expense)                          (375,059)         (354,032)
                                                         ------------      ------------

Income before income taxes                                    352,882           303,100
Provision for income taxes                                     11,225           116,140
                                                         ------------      ------------

Income from continuing operations                             341,657           186,960

Loss from discontinued operations (net of income
   tax benefit of $55,037 and $65,557, respectively)          (25,142)         (107,121)
                                                         ------------      ------------

Net income                                               $    316,515      $     79,839
                                                         ============      ============

Per share:

Basic:

Income from continuing operations                        $       0.10      $       0.05
Loss from discontinued operations                               (0.01)            (0.03)
                                                         ------------      ------------

Net income                                               $       0.09      $       0.02
                                                         ============      ============

Diluted:

Income from continuing operations                        $       0.10      $       0.05
Loss from discontinued operations                               (0.01)            (0.03)
                                                         ------------      ------------

Diluted net income per share                             $       0.09      $       0.02
                                                         ============      ============

Shares used in basic per share computation                  3,520,100         3,520,100

Incremental shares from issuance of common stock
   options and warrants                                         6,798            60,375
                                                         ------------      ------------

Shares used in diluted per share computation                3,526,898         3,580,475
                                                         ============      ============

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                  SONICS & MATERIALS, INC. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       Years ended June 30, 1999 and 2000

                                   Common Stock                            Retained
                                   ------------                           Additional       Earnings
                                               Par          Paid-in      (Accumulated    Stockholders'
                               Shares         Value         Capital        Deficit)         Equity
                               ------         -----         -------        --------         ------
Balances - June 30, 1998      3,520,100     $  105,603     $6,575,010     $ (224,229)     $6,456,384

Net income                           --             --             --        316,515         316,515
                              ---------     ----------      ---------     ----------      ----------

Balances - June 30, 1999      3,520,100        105,603      6,575,010         92,286       6,772,899

Net income                           --             --             --         79,839          79,839
                              ---------     ----------      ---------     ----------      ----------

Balances - June 30, 2000      3,520,100     $  105,603      6,575,010     $  172,125      $6,852,738
                              =========     ==========      =========     ==========      ==========

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                  SONICS & MATERIALS, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years ended June 30,
                                                             1999           2000
                                                             ----           ----
Operating activities
  Net income                                              $ 316,515      $  79,839
  Adjustments to reconcile net income to net cash
     provided (used in) operating activities
        Net loss from discontinued operations                25,142        107,121
        Depreciation                                        259,442        151,829
        Amortization of goodwill                             55,503         55,503
        Income taxes                                         55,037         80,008
        Deferred income taxes                               (60,983)       (14,065)
  Changes in operating assets and liabilities:
     Accounts receivable                                    347,582       (703,839)
     Inventories                                           (376,875)       488,542
     Prepaid income taxes                                    96,171             --
     Other current assets                                   (52,395)         9,646
     Other assets                                           162,685         59,196
     Accounts payable                                      (424,585)       122,162
     Customer advances                                     (122,575)       (70,964)
     Commissions payable                                     17,770         51,910
     Other accrued expenses                                (135,458)       161,879
     Net assets of discontinued operations                 (107,330)       107,330
     Net cash used for discontinued operations              (80,179)       (13,387)
                                                          ---------      ---------

  Net cash (used in) provided by operating activities       (24,533)       672,710
                                                          ---------      ---------

Investing activities
     Purchase of property and equipment                    (282,258)       (95,059)
     Short-term investments                                 350,000        400,000
     Restricted cash from industrial revenue bond                --        136,000
                                                          ---------      ---------

  Net cash provided by investing activities                  67,742        440,941
                                                          ---------      ---------

Financing activities
     Payment of note payable - bank                              --       (175,101)
     Payment of long-term debt                                   --       (522,123)
     Payment of capital lease obligations                   (35,928)       (38,034)
     Payment of long-term debt                             (233,095)            --
     Cash transferred from restricted funds                  73,109             --
                                                          ---------      ---------

  Net cash used in financing activities                    (195,914)      (735,258)
                                                          ---------      ---------

Cash and cash equivalents at beginning of year              503,305        350,600

Net (decrease) increase in cash and cash equivalents       (152,705)       378,393
                                                          ---------      ---------

Cash and cash equivalents at end of year                  $ 350,600      $ 728,993
                                                          =========      =========

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                  SONICS & MATERIALS, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended June 30,
                                                                           1999           2000
                                                                           ----           ----
Supplemental information:
  Cash paid (provided by) during the period for:
     Interest                                                            $ 457,616      $ 412,017
                                                                         =========      =========
     Income taxes (refunded)                                             $ (83,422)     $  49,386
                                                                         =========      =========

Supplemental schedule of noncash investing and financing activities:
     Proceeds from Industrial Revenue Bond                               $ 309,371      $      --
     Repayment of debt                                                    (100,262)            --
     Transfer to unrestricted funds                                        (73,109)            --
                                                                         ---------      ---------

        Restricted cash from Industrial Revenue Bond                     $ 136,000      $      --
                                                                         =========      =========

  Equipment financed by capital lease obligation                         $      --      $ 144,250
                                                                         =========      =========

             The accompanying notices are an integral part of these
                       consolidated financial statements.

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

NOTE A -    BUSINESS

            Sonics & Materials, Inc. (the "Company") is a manufacturer and distributor of ultrasonic assembly and liquid processing machinery and equipment. Sales are made throughout the United States, Europe, Asia, South America and Australia. The Company's headquarters and principal manufacturing operations are located in Newton, Connecticut.

            In July 1997, the Company acquired all of the issued and outstanding stock of Tooltex, Inc. ("Tooltex"), a manufacturer of automated systems used in the plastics industry. Tooltex is located in Grove City, Ohio.

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

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

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

            Goodwill

            Goodwill represents the excess purchase price paid over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis over a twenty-year period. Amortization expense for the years ended June 30, 1999 and 2000 was $55,502 and $55,503, respectively.

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

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

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

            Earnings per share

            Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

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

            Advertising Costs

            All costs related to advertising are expensed in the period incurred. Advertising costs were approximately $121,000 and $175,000 for the years ended June 30, 1999 and 2000, respectively.

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

            Recently issued pronouncement

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy complies with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

NOTE C -    DISCONTINUED OPERATIONS

            In May 2000, management and the board of directors elected to discontinue the Company's VibraSurge operation after reviewing the marketability of its line of ultrasonic surgical products and its recurring operating losses. As a result, the Company's balance sheets, statements of income, and statements of cash flows have been reclassified to report the net assets and operating results of the VibraSurge business as discontinued for 1999 and 2000. As of June 30, 2000, VibraSurge operations have ceased and remaining net assets, consisting principally of inventory and accounts receivable, have been written off.

NOTE D -    INVENTORIES

            Inventories consist of the following:

                                                      June 30,         June 30,
                                                        1999             2000
                                                        ----             ----

            Raw materials                            $1,033,821      $  967,971
            Work-in-process                           2,589,873       2,128,815
            Finished goods                            1,250,463       1,393,181
                                                     ----------      ----------

                                                     $4,874,157      $4,489,967
                                                     ==========      ==========

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

NOTE E -    PROPERTY  AND EQUIPMENT

            A summary of property and equipment follows:

                                                    June 30,          June 30,
                                                      1999              2000
                                                      ----              ----

            Land                                   $  462,486        $  462,486
            Building                                3,212,507         3,219,205
            Trade show booth                           50,494            50,494
            Machinery and equipment                   872,251         1,017,586
            Tooling                                   140,494           147,449
            Office furniture and equipment            310,976           319,619
            Leasehold improvements                     34,851            49,890
            Transportation equipment                   60,441            60,441
            Data processing equipment                 662,067           718,706
                                                   ----------        ----------

                                                    5,806,567         6,045,876

            Less:  Accumulated depreciation         1,667,195         1,995,824
                                                   ----------        ----------

                                                   $4,139,372        $4,050,052
                                                   ==========        ==========

NOTE F -    MARKETABLE DEBT SECURITY - PLEDGED

            The investment consisted of a U. S. Treasury note bearing interest at 5.5% and maturing in March 2000. During fiscal 2000, the Company's lender released its $400,000 lien on the investment to enable the Company to repay a term loan with another lender and increase working capital.

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

NOTE G -    OTHER ASSETS

            At June 30, 1999 and 2000, the major components of other assets were:

                                                   June 30,       June 30,
                                                     1999           2000
                                                     ----           ----

            Demonstration equipment - net of
              accumulated depreciation of
              $438,331 and $122,422 in 1999
              and 2000, respectively               $628,110       $537,815
            Other                                   155,712        134,400
                                                   --------       --------

                                                   $783,822       $672,215
                                                   ========       ========

            Demonstration equipment is carried at cost less accumulated depreciation. Depreciation is provided for using straight-line and accelerated methods over the estimated useful life of seven years. The net book value is used to calculate any gain or loss on sale of the related demonstration equipment.

NOTE H -    OTHER ACCRUED EXPENSES AND SUNDRY LIABILITIES

            At June 30, 1999 and 2000, the major components of other accrued expenses and sundry liabilities were:

                                                   June 30,       June 30,
                                                     1999           2000
                                                     ----           ----

            Accrued compensation                   $208,445       $351,832
            Professional fees                        43,949         42,819
            Other                                   212,418        232,040
                                                   --------       --------

                                                   $464,812       $626,691
                                                   ========       ========

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

NOTE I -    BANK AND OTHER DEBT

            Note payable - bank

            Outstanding indebtedness against the bank line of credit is evidenced by a note bearing interest at the bank's base lending rate (9.5% at June 30, 2000). Advances under the line of credit are at the bank's sole discretion, are due on demand, and are limited to the lesser of $1,500,000 or a percentage of the Company's available borrowing base, as defined.

            Long-term debt

                                                  June 30,           June 30,
                                                    1999               2000
                                                    ----               ----

            (a) Industrial Revenue Bonds        $ 3,709,737        $ 3,509,211
            (b) Bank term loan                      251,177            175,824
            (c) Bank term loan                      230,500                 --
            (d) Capital lease obligations           110,184            216,400
            (e) Other loans                          29,796             14,052
                                                -----------        -----------
                                                  4,331,394          3,915,487
            Less:  Current portion                 (444,907)          (331,097)
                                                -----------        -----------

            Long-term debt                      $ 3,886,487        $ 3,584,390
                                                ===========        ===========

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

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

            (b) Term loan in the original amount of $427,000. The loan, as amended on July 21, 1998, is payable in nine monthly installments of $11,861 through July 1, 1998, fifty-one monthly installments of $6,269, and a final payment of the remaining principal balance on October 1, 2002. The loan bears interest at the bank's base lending rate.

            (c)   Bank term loan, secured by Tooltex assets; repaid in fiscal
                  2000.

            (d) The Company has entered into three equipment leases which qualify for capitalization under applicable accounting guidelines. The leases expire at various dates through 2005.

            (e) Equipment loans payable in monthly installments through 2003, secured by financed assets.

            Indebtedness under the Company's line of credit, industrial revenue bonds, and the term loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's new manufacturing facility. During fiscal 2000, the Company's lender added Tooltex's assets to the Company's available borrowing base and obtained a first lien on substantially all Tooltex assets. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth and a fixed charge coverage ratio, as defined.

            The aggregate maturities of long-term debt for the next five fiscal years are as follows:

                         Year ending
                          June 30,
                          --------

                            2001                               $ 331,097
                            2002                                 329,767
                            2003                                 268,579
                            2004                                 232,168
                            2005                                 232,242

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

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

            All employee options issued to date under the Plan have a five-year term and vest evenly over the first three years commencing on the date of grant. Director options vest over a one-year period. At June 30, 2000, there were 63,500 shares available for future grant under the Plan.

            Nonqualified Stock Options

            The Company has also granted nonqualified stock options for 305,366 shares of common stock at option prices ranging from $.31 to $1.63 per share expiring at various dates through 2004.

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

            Summary Information

            The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for the stock option awards in fiscal 1999 and 2000 consistent with the provisions of SFAS No. 123, net income would have decreased by approximately $10,000 and $29,000 and earnings per share reduced by $.01 and $.01 in 1999 and 2000, respectively.

            The weighted average fair value at date of grant for all options granted was $.17 in 1999 and $.26 in 2000. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       1999           2000
                                                       ----           ----

            Expected stock price volatility            46.5%          45.8%
            Expected life of options                 4 years        4 years
            Risk-free interest rate                    5.25%          5.91%
            Expected dividend yield                       0%             0%

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

            For the two years ended June 30, 2000, option activity was as follows:

                                                                     Weighted-
                                                                      average
                                                     Number          Exercise
                                                   of Shares           Price
                                                   ---------           -----

            Outstanding at June 30, 1998            382,866        $1.02 - 4.04

            Granted                                  60,000          .22 -  .63
            Exercised
            Canceled                                 (8,000)        1.25 - 5.00

            --------------------------------------------------------------------

            Outstanding at June 30, 1999            434,866        $1.49

            Granted                                  57,000          .60

            --------------------------------------------------------------------

            Outstanding at June 30, 2000            491,866         1.39

            ====================================================================

            The following table summaries information about stock options outstanding at June 30, 2000:

                               Options Outstanding                   Options Exercisable
                                                        Weighted
                                           Weighted-     average                 Weighted-
                                            average     Remaining                 average
               Range of         Number     Exercise    Contractual     Number    Exercise
            Exercise prices   Outstanding    Price         Life     Exercisable    Price
            ------------------------------------------------------------------------------
            $0.22 - $0.63      125,976        $0.47     4.1 years      30,976      $0.37
             1.03 -  1.63      300,390         1.06     3.5 years     290,390       1.05
             2.94 -  3.50       12,000         3.03     2.0 years       9,333       3.10
                 5.00           53,500         5.00      .7 years      53,500       5.00
                               -------                                -------

                               491,866                                384,199
                               =======                                =======

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

NOTE K -    COMMITMENTS

            Leases

            The Company leases certain facilities and vehicles under lease agreements that are classified as operating leases and expire in various years through 2003.

            The following is a schedule of future minimum lease payments for operating leases as of June 30, 2000:

                 Year ending
                   June 30,
                   --------

                     2001                              $143,704
                     2002                               142,310
                     2003                                26,337
                                                       --------

                    Total                              $312,351
                                                       ========

            Rental expense for operating leases totaled approximately $207,000 and $198,000 for the years ended June 30, 1999 and 2000, respectively.

            Employment contracts

            In connection with the Tooltex acquisition in July 1997, the Company entered into five-year employment agreements with the two Tooltex stockholders. The agreements each provide for initial annual salaries of $75,000, with annual increases equal to the rate of inflation, up to 5%, and various fringe benefits. The agreements also contain bonus provisions based on annual sales increases.

            Legal settlement

            In June 2000, the Company settled a customer lawsuit for $80,000, payable in four installments of $20,000 plus interest through September 2000. The Company accrued for the settlement in fiscal 1998 as an adjustment to the Tooltex acquisition price.

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

NOTE L -    INCOME TAXES

            The components of the provision for income taxes are as follows:

                                                          Years ended June 30,
                                                           1999          2000
                                                           ----          ----
            Federal
                   Current                              $  27,261     $ 120,839
                   Deferred                               (60,983)      (14,065)
                                                        ---------     ---------
                                                          (33,722)      106,774
                                                        ---------     ---------
            State
                   Current                                 44,947         9,366
                   Deferred                                    --            --
                                                        ---------     ---------
                                                           44,947         9,366
                                                        ---------     ---------

            Total income tax provision                  $  11,225     $ 116,140
                                                        =========     =========

                 The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                          June 30,     June 30,
                                                            1999         2000
                                                            ----         ----

            Deferred tax assets:
                   Accrued expenses                       $27,670       $36,545
                   Allowance for doubtful accounts         32,300        30,080
                   Inventories                             16,098        18,478
                                                          -------       -------

            Total deferred tax assets                      76,068        85,103

            Deferred tax liabilities:
                   Deferred charges                        15,085        10,055
                                                          -------       -------

            Net deferred tax asset                        $60,983       $75,048
                                                          =======       =======

            In fiscal 1998, the Company established a valuation allowance of $155,296 to offset the tax benefits of deferred tax assets because their realization was uncertain. Based on a current review of available evidence, including the

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

            Company's return to profitability in fiscal 1999, management has reversed the valuation allowance, because it is more likely than not that the tax benefits subject to the allowance will be realized.

            The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the consolidated financial statements:

                                                         Years ended June 30,
                                                        1999             2000
                                                        ----             ----

            Provision for federal income
                   taxes at the statutory rate       $ 119,980        $ 103,156
            State and local taxes, net of
                   federal tax effect                   24,420            4,620
            Nondeductible expenses                      31,366           26,071
            Reversal of valuation allowance           (155,296)              --
            Tax credits                                     --           (6,008)
            Other                                       (9,245)         (11,699)
                                                     ---------        ---------

            Actual provision for income taxes        $  11,225        $ 116,140
                                                     =========        =========

NOTE M -    401(k) AND PROFIT SHARING PLANS

            The Company has a 401(k) plan for eligible employees. Under provisions of the plan, eligible employees may elect to contribute up to 15% of their annual compensation. In addition, the plan provides for the Company to make additional contributions at its discretion of up to 4% of each participant's annual compensation. Expenses under the 401(k) plan were approximately $33,000 and $31,000 for the years ended June 30, 1999 and 2000, respectively.

            The Company also has a nonqualified profit sharing plan. Under this plan, the Company distributes to eligible employees 10% of its pretax profits, based on a three-month moving average. Expenses under the profit sharing plan were approximately $21,000 and $14,000 for the years ended June 30, 1999 and 2000, respectively.

                    SONICS & MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

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

            The Company operates in one business segment. Net sales by geographic area are as follows:

                                                         Year ended June 30,
                                                       1999              2000
                                                       ----              ----

            United States                          $ 9,865,000       $11,063,000
            Europe                                   1,415,000         1,555,000
            Asia/Pacific Rim                           662,000         1,136,000
            Canada and Mexico                          320,000           363,000
            Other                                      177,000           207,000
                                                   -----------       -----------

                                                   $12,439,000       $14,324,000
                                                   ===========       ===========

NOTE O -    RELATED PARTY TRANSACTIONS

            The Company leases manufacturing facilities in Ohio from an entity owned by the selling stockholders of Tooltex under a five-year lease expiring in 2002. During the year ended June 30, 1999 and 2000, the Company incurred $80,575 and $84,320, respectively, for rental of these facilities.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2000

                                 SONICS & MATERIALS, INC.


                                 By:            /s/ ROBERT S. SOLOFF
                                      ---------------------------------------
                                                  Robert S. Soloff
                                               Chairman and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                         Date
         ---------                   -----                         ----

/s/ ROBERT S. SOLOFF      Chairman, President, Treasurer,     September 28, 2000
   (Robert S. Soloff)       Chief Executive and
                            Chief Financial Officer

/s/ LAUREN H. SOLOFF      Secretary and Director              September 28, 2000
   (Lauren H. Soloff)

  /s/ Ronald Kalb         Director                            September 28, 2000
     (Ronald Kalb)

                          Director                            September 28, 2000
   (Jack T. Tyransky)

 /s/ MICHAEL ZELNO        Controller                          September 28, 2000
    (Michael Zelno)         Principal Accounting Officer

                                  Exhibit Index

Exhibit                                                                              Location of Exhibit in
  No.                            Description                                       Sequential Numbering System
  ---                            -----------                                       ---------------------------
3(i)           Certificate of Incorporation of the Registrant, as amended .    Incorporated by reference from Exhibit 3.1 of
                                                                               Amendment No. 3 to Registration Statement No.
                                                                               33-96414
3(ii)          Amended By-laws of the Registrant .                             Incorporated by reference from Exhibit 3.2 of
                                                                               Registration Statement No. 33-96414
3(iii)         Form of Warrant Agreement between Registrant and Warrant        Incorporated by reference from Exhibit 4.3 of
               Agent.                                                          Amendment No. 3 to Registration Statement No.
                                                                               33-96414
10(I)          Form of Employment Agreement between the Registrant and         Incorporated by reference from Exhibit 10.1 of
               Robert S. Soloff.                                               Registration Statement No. 33-96414
10(ii)         1995 Incentive Stock Option Plan and form of Stock Option       Incorporated by reference from Exhibit 10.3 of
               Agreement.                                                      Registration Statement No. 33-96414
10(iii)        Lease between Registrant and Aston Investment Associates        Incorporated by reference from Exhibit 10.5 of
               (Aston, PA).                                                    Registration Statement No. 33-96414
10(iv)         Amended lease between Registrant and Robert Lenert              Incorporated by reference from Exhibit 10.6 of
               (Naperville, IL).                                               Amendment No. 4 to Registration Statement No.
                                                                               33-96414
10(v)          Lease between Registrant and Janine Berger (Gland,              Incorporated by reference from 10.7 of
               Switzerland).                                                   Registration Statement No. 33-96414
10(vi)         Form of Sales Representation Agreement.                         Incorporated by reference from Exhibit 10.8 of
                                                                               Registration Statement No. 33-96414
10(vii)        Form of Sales Distribution Agreement.                           Incorporated by reference from Exhibit 10.9 of
                                                                               Registration Statement No. 33-96414
10(viii)       Agreement and Plan of Merger, dated as of July 25, 1997,        Incorporated by reference from Exhibit 2(a) of
               among the Registrant, SM Sub, Inc., Tooltex, Inc., and the      Registrant's Form 8-K dated July 25, 1997
               persons designated as the shareholders thereon (excluding
               schedules and annexes).  A list of omitted schedules and
               annexes appears on pages iv and v of the Agreement and Plan of Merger.  The Registrant hereby undertakes to furnish
               supplementally a copy of any omitted schedule and annex to the Commission upon request. .
10(ix)         Agreement of Merger, dated as of July 25, 1997, among the       Incorporated by reference from Exhibit 2(b) of
               Registrant, SM Sub, Inc. and Tooltex, Inc.                      the Registrant's Form 8-K dated July 25, 1997).
10(x)          Credit Agreement, dated September 19, 1997, between Brown       Incorporated by reference from Exhibit 10 (xii)
               Brothers Harriman & Co. and Registrant                          of the Registrant's Form 10-KSB for the year
                                                                               ended June 30, 1997
10(xi)         Term Loan Note of Registrant, dated September 19, 1997,         Incorporated by reference from Exhibit 10
               payable to the order of Brown Brothers Harriman & Co. in the    (xiii) of the Registrant's Form 10-KSB for the
               original principal amount of $427,000.                          year ended June 30, 1997
10(xii)        Line of Credit Note of Registrant, dated September 19, 1997,    Incorporated by reference from Exhibit 10
               payable to the order of Brown Brothers Harriman & Co. in the    (xiii) of the Registrant's Form 10-KSB for the
               original principal amount of $1,500,000.                        year ended June 30, 1997
10(xiii)       Bridge Loan Note of Registrant, dated September 19, 1997,       Incorporated by reference from Exhibit 10 (xv)
               payable to the order of Brown Brothers Harriman & Co. in the    of the Registrant's Form 10-KSB for the year
               original principal amount of $1,600,000.                        ended June 30, 1997
10(xiv)        Open-End Mortgage Deed from Registrant to Brown Brothers        Incorporated by reference from Exhibit 10 (xiv)
               Harriman & Co. dated September 19, 1997.                        of the Registrant's Form 10-KSB for the year
                                                                               ended June 30, 1997
10(xv)         General Security Agreement from Registrant to Brown Brothers    Incorporated by reference from Exhibit 10
               Harriman & Co. dated September 19, 1997.                        (xvii) of the Registrant's Form 10-KSB for the
                                                                               year ended June 30, 1997

10(xvi)        Loan Agreement between Connecticut Development Authority        Incorporated by reference from Exhibit 10(xvi)
               and Sonics & Materials dated December 1, 1997                   of the Registrants Form 10KSB for the year
                                                                               ended June 30, 1998.
10(xvii)       Indenture of Trust between Connecticut Development Authority    Incorporated by reference from Exhibit 10(xvii)
               and Sonics & Materials, Inc. dated December 1, 1997             of the Registrants Form 10KSB for the year
                                                                               ended June 30, 1998.
10(xviii)      Tax Regulatory Agreement between Connecticut Development        Incorporated by reference from Exhibit
               Authority and Sonics & Materials, Inc., and Brown Brothers      10(xviii) of the Registrants Form 10KSB for the
               Harriman Trust Company as Trustee dated December 12, 1997       year ended June 30, 1998.
21             Subsidiaries of the Registrant (filed herewith).                Incorporated by reference from Exhibit
                                                                               10(xviii) of the Registrants Form 10KSB for the
                                                                               year ended June 30, 1998.
27             Financial Data Schedule.                                        Filed herewith.