Form 10QSB
period 2000-09-30
SONICS & MATERIALS INC
filed 2000-11-20
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                            -----------------------
                                   FORM 10-QSB
                            -----------------------

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

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1. Financial Statements *

            Consolidated  Condensed Balance Sheets -
              September 30, 2000 and June 30, 2000.........................3

            Consolidated Condensed Statements of Income -
              For the Three Months Ended
              September 30, 2000 and 1999..................................4

            Consolidated Condensed Statements of Cash Flows -
              For the Three Months Ended
              September 30, 2000 and 1999..................................5

            Notes to Consolidated Financial Statements.....................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................7

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...............................8

Signatures.................................................................9

Index to Exhibits..........................................................10

Exhibit 27 - Financial Data Schedule.......................................11

* The Balance Sheet at June 30, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                                  September 30,    June 30,
                                                                      2000           2000
                                                                  -------------  -----------
                                                                   (unaudited)       *
     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $   493,112   $   719,183
     Accounts receivable, net of allowance for doubtful accounts
     of $88,470 at June 30, 2000 and September 30, 2000              2,119,751     2,692,786
     Inventories                                                     5,020,077     4,489,967
     Other current assets                                              113,672       150,913
                                                                   -----------   -----------

         Total current assets                                        7,746,612     8,052,849

PROPERTY PLANT & EQUIPMENT - NET                                     4,029,625     4,050,052

GOODWILL - NET                                                         915,215       929,091

OTHER ASSETS                                                           626,091       672,215
                                                                   -----------   -----------

                                                                   $13,317,543   $13,704,207
                                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                 $ 1,290,000   $ 1,290,000
     Current maturities of long-term debt                              331,097       331,097
     Accounts payable                                                  807,663       701,929
     Customer Advances                                                 183,676       133,816
     Commissions payable                                               122,432       193,356
     Other accrued expenses and sundry liabilities                     324,559       599,436
                                                                   -----------   -----------

         Total current liabilities                                   3,059,427     3,249,634

LONG-TERM DEBT, net of current portion                               3,497,089     3,584,390

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock - par value $.03 per share; authorized,
         10,000,000 shares; issued and outstanding,
         3,520,100 shares at September 30, 2000
         and June 30, 2000                                             105,603       105,603
     Additional paid in capital                                      6,575,010     6,575,010
     Retained earnings                                                  80,414       189,570
                                                                   -----------   -----------
Total stockholders' equity                                           6,761,027     6,870,183
                                                                   -----------   -----------

                                                                   $13,317,543   $13,704,207
                                                                   ===========   ===========

* Taken from the audited financial statements at June 30, 2000.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the Three Months Ended
                                                     --------------------------
                                                            September 30,
                                                            -------------
                                                         2000           1999
                                                         ----           ----
Net sales                                            $ 2,803,316    $ 3,507,110
Cost of sales                                          1,724,145      2,317,873
                                                     --------------------------

Gross profit                                           1,079,171      1,189,237
                                                     --------------------------

Operating expenses
   Selling                                               684,740        645,705
   General and administrative                            282,272        242,032
   Research and development                              101,655         91,164
                                                     --------------------------

       Total operating expenses                        1,068,667        978,901
                                                     --------------------------

Other income (expense)
   Interest expense                                     (114,046)       (96,247)

   Other                                                  11,831         11,597
                                                     --------------------------
                                                        (102,215)       (84,650)
                                                     --------------------------

Income (loss) before provision for income taxes          (91,711)       125,686

Provision for income taxes                                    --         30,000
                                                     --------------------------

Income (loss) from continuing operations                 (91,711)        95,686

Loss from discontinued operations                             --         (1,882)
                                                     --------------------------
Net income (loss)                                    $   (91,711)   $    93,804
                                                     ==========================

BASIC INCOME PER SHARE

Income(loss) from continued operations                      (.03)           .03
Loss from discontinued operations                             --             --
                                                     --------------------------
Net income (loss)                                    $      (.03)   $       .03
                                                     --------------------------

Diluted

Income (loss) from continuing operations                      --            .03
Income (loss) from discontinued operations                    --             --
                                                     --------------------------
Diluted net income (loss) per share                           --    $       .03
                                                     --------------------------

Shares used in basic per share computation             3,520,100      3,520,100

Incremental shares from issuance of common stock
options and warrants                                          --          6,798
                                                     --------------------------
Weighted average number of common and common
equivalent shares outstanding                          3,520,100      3,526,898
                                                     ==========================

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                    For the Three Months Ended September 30,

                                                            2000         1999
                                                         ---------    ---------

Net cash provided by (used in) operations                $ (98,245)   $ 274,360
Net cash by used in  discontinued operations                             (1,882)
Net cash  by used in investing activities                  (40,525)      (7,109)

Net cash by used in financing activities                   (87,301)    (111,681)
                                                         ---------    ---------

Net increase (decrease) in cash for the period            (226,071)     153,688

Cash and cash equivalents - at beginning of period         719,183      354,564
                                                         ---------    ---------

Cash and cash equivalents - at end of period             $ 493,112    $ 508,252
                                                         =========    =========

Cash paid during the period for:
     Interest                                            $ 114,046    $  96,247
                                                         =========    =========
     Income taxes                                        $      --    $      --
                                                         =========    =========

                            Sonics & Materials, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

      NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001.

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

The weighted average number of shares outstanding for the periods presented is as follows:
                                               Basic and Diluted
                                           Weighted Shares Outstanding
                                     For the Three Months ended September 30,
                                     ----------------------------------------
                                              2000               1999
                                              ----               ----
Basic shares                                3,520,100         3,520,100
Dilution (warrants and options)                    --             6,798
                                     ----------------------------------------
Weighted average number of common
     and common equivalent shares           3,520,100         3,526,898

                                     ========================================

      NOTE 4: Loan covenant

The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis and
1.40 on a trailing six -month basis. At September 30,2000, the Company was in violation of the six-month ratio. The bank has provided a waiver of the violation as of September 30, 2000 and has also waived compliance with the six-month ratio for the quarter ended December 31, 2000.

The Company has recently scaled down its Pennsylvania operation and has implemented other cost reduction measures. Based on projected cost savings and an improved revenue outlook, management believes it is probable that the Company will be in compliance during the December 2000 quarter.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 2000.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to the three months ended September 30, 1999.

      Net sales. Net sales for the quarter ended September 30, 2000 decreased $704,000 or 20.1% over the same period in fiscal 2000. This decrease is primarily the result of decreased sales at the Tooltex facilities.

      Cost of Sales. Cost of sales decreased from 66.1.0% of net sales for the three months ended September 30, 1999 to 61.5% of sales for the three months ended September 30, 2000. This decrease is due to decreased sales in the quarter of specialized equipment manufactured by Sonics and Tooltex Specialized equipment typically has lower profit margins than the Company's standard equipment.

      Selling Expenses. Selling expenses for the first quarter of fiscal 2001 increased $39,000 or 6.0% over the same period in fiscal 2000. As a percentage of net sales, selling expense increased from 18.4% to 24.4% over the same period. This increase is the result of additional sales staff covering both the Midwest and West Coast markets.

      General and Administrative Expenses. General and administrative expenses for the first quarter of fiscal 2001 increased $40,000. As a percentage of net sales, General and administration expenses increased from 6.9% to 10.0%. This increase is due to greater legal and professional fees in the first three months of fiscal 2001 as compared to the first three months of fiscal 2000. In addition, rising health insurance costs resulted in higher expenses.

      Research and Development Expenses. Research and development expenses increased $10,000 or 11.5% over the same period in fiscal 2000. This is due to an increase in the fringe benefits allocation to the research and development department.

      Interest Expense. Total interest expense increased by $18,000 or 18.4% over the same period in fiscal 2000. Interest rates on the Company's line of credit increased from 7.75% to 9.5%. In addition, the interest rate on the Company's Industrial Revenue Bond increased from 5.81% to 7.125%. Additional capital leases acquired in the first quarter of fiscal 2001also increased the Company's interest expense. (See Liquidity and Capital Resources.).

      Income Taxes. No tax accrual for fiscal 2001 was booked due to the loss for the quarter ended September 30, 2000. Income taxes for the fiscal 2000 period were based on an effective federal and state rate of 23.8%.

LIQUIDITY AND CAPITAL RESOURCES

      Operating of the Company cash flow decreased approximately $226,000 during the first three months ended September 30, 2000 as a result of increasing inventory, and higher accounts payable. During the first quarter of fiscal 2001, the Company invested $38,000 in property and equipment. The funds for these expenditures were internally generated.

      The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest at the Bank's base lending rate (9.50% at June 30, 2000). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at September 30, 2000 was $1,290,000, is due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

      The outstanding principal amount of the Term Loan at September 30, 2000 is $156,985, which bears interest at the Bank's base lending rate (9.50% at September 30, 2000). The principal of the Term Loan was to be paid in 36 equal monthly installments of $11,861,which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due and payable on October 1, 2000. In July 1998, however, the Company renegotiated the terms of the Term Loan. Beginning August 1, 1998, the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which the Company may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

      In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at September 30, 2000 was $3,459,079, which bears interest at a rate of 7.5% of the Bank's base lending rate (7.125% at September 30, 2000). The Company's current lender purchased the bonds pursuant to the credit agreement. The proceeds were used in part to pay existing indebtedness of approximately $1,343,000. Most of the remaining proceeds have been used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. The Bonds were payable in 228 monthly payments of $16,700 plus interest through November 2017. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000.

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

      The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ration of at least 1.10 on a quarterly basis and 1.40 on a trailing six -month basis. At September 30,2000, the Company was in violation of the six-month ratio. The bank has provided a waiver of the violation as of September 30, 2000 and has also waived compliance with the six-month ratio for the quarter ended December 31, 2000.

      The Company has recently scaled down its Pennsylvania operation and has implemented other cost reduction measures. Based on projected cost savings and an improved revenue outlook, management believes it is probable that the Company will be in compliance during the December 2000 quarter.

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

                                             SONICS & MATERIALS, INC.


Date: November 20, 2000               By     /s/ ROBERT S. SOLOFF
                                          --------------------------------------
                                          Robert S. Soloff
                                          President, Chief Executive Officer,
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                     Location of Exhibit in
   No.                  Description                                       Sequential Numbering System
3(i)        Certificate of Incorporation of the                 Incorporated by reference from Exhibit 3.1 of
            Registrant, as amended.                             Amendment No. 3 to Registration Statement No.
                                                                33-96414
3(ii)       Amended By-laws of the Registrant.                  Incorporated by reference from Exhibit 3.2 of
                                                                Registration Statement No. 33-96414
10(i)       Form of Employment Agreement between the            Incorporated by reference from Exhibit 10.1 of
            Registrant and Robert S. Soloff.                    Registration Statement No. 33-96414
10(ii)      1995 Incentive Stock Option Plan and form of        Incorporated by reference from Exhibit 10.3 of
            Stock Option Agreement.                             Registration Statement No. 33-96414
10(iii)     Lease between Registrant and Aston Investment       Incorporated by reference from Exhibit 10.5 of
            Associates (Aston, PA).                             Registration Statement No. 33-96414
10(iv)      Amended lease between Registrant and Robert         Incorporated by reference from Exhibit 10.6 of
            Lenert (Naperville, IL).                            Amendment No. 4 to Registration Statement No.
                                                                33-96414
10(v)       Lease between Registrant and Janine Berger          Incorporated by reference from 10.7 of
            (Gland, Switzerland).                               Registration Statement No. 33-96414
10(vi)      Form of Sales Representation Agreement.             Incorporated by reference from Exhibit 10.8 of
                                                                Registration Statement No. 33-96414
10(vii)     Form of Sales Distribution Agreement.               Incorporated by reference from Exhibit 10.9 of
                                                                Registration Statement No. 33-96414
10(viii)    Agreement and Plan of Merger, dated as of           Incorporated by reference from Exhibit 2(a) of
            July 25, 1997, among the Registrant, SM Sub,        Registrant's Form 8-K dated July 25, 1997
            Inc., Tooltex, Inc., and the persons
            designated as the shareholders thereon
            (excluding schedules and annexes). A list of
            omitted schedules and annexes appears on
            pages iv and v of the Agreement and Plan of
            Merger. The Registrant hereby undertakes to
            furnish supplementally a copy of any omitted
            schedule and annex to the Commission upon
            request.
10(ix)      Agreement of Merger, dated as of July 25,           Incorporated by reference from Exhibit 2(b) of
            1997, among the Registrant, SM Sub, Inc. and        the Registrant's Form 8-K dated July 25, 1997).
            Tooltex, Inc.
10(x)       Credit Agreement, dated September 19, 1997,         Incorporated by reference from Exhibit 10(xii) of the
            between Brown Brothers Harriman & Co. and           Registrant's Form 10-KSB for the year ended June 30, 1997
            Registrant
10(xi)      Term Loan Note of Registrant, dated September       Incorporated by reference from Exhibit 10(xiii) of the
            19, 1997, payable to the order of Brown             Registrant's Form 10-KSB for the year ended June 30, 1997
            Brothers Harriman & Co. in the original
            principal amount of $427,000.
10(xii)     Line of Credit Note of Registrant, dated            Incorporated by reference from Exhibit 10(xiii) of the
            September 19, 1997, payable to the order of         Registrant's Form 10-KSB for the year ended June 30, 1997
            Brown Brothers Harriman & Co. in the original
            principal amount of $1,500,000.
10(xiii)    Intentionally deleted
10(xiv)     Open-End Mortgage Deed from Registrant to           Incorporated by reference from Exhibit 10(xiv) of the
            Brown Brothers Harriman & Co. dated September       Registrant's Form 10-KSB for the year ended June 30, 1997
            19, 1997.
10(xv)      General Security Agreement from Registrant to       Incorporated by reference from Exhibit 10(xvii) of the
            Brown Brothers Harriman & Co. dated September       Registrant's Form 10-KSB for the year ended June 30, 1997
            19, 1997.
10(xvi)     Loan Agreement between Connecticut Development      Incorporated by reference from Exhibit 10(xvi) of the
            Authority and Sonics & Materials dated              Registrants Form 10-KSB for the year ended June 30, 1998
            December 1, 1997
10(xvii)    Indenture of Trust between Connecticut              Incorporated by reference from Exhibit 10(xvii) of the
            Development Authority and Sonics & Materials,       Registrants Form 10-KSB for the year ended June 30, 1998
            Inc. dated December 1, 1997
10(xviii)   Tax Regulatory Agreement between Connecticut        Incorporated by reference from Exhibit 10(xviii) of the
            Development Authority and Sonics & Materials,       Registrants Form 10-KSB for the year ended June 30, 1998
            Inc., and Brown Brothers Harriman Trust
            Company as Trustee dated December 12, 1997
21          Subsidiaries of the Registrant (filed herewith).    Incorporated by reference from Exhibit 21 of
                                                                the Registrants Form 10-KSB for the year ended
                                                                June 30, 1998
27          Financial Data Schedule.                            Filed herewith