Form 10QSB
period 2000-12-31
SONICS & MATERIALS INC
filed 2001-02-20
CIK 1000166

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

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2000
                                       OR
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  Yes |X|                              No |_|

      As of February 19, 2001, there were 3,520,100 shares of the Registrant's Common Stock outstanding.

      Transitional Small Business Disclosure Format (Check one):

                  Yes |_|                              No |X|

================================================================================

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements *

              Consolidated Condensed Balance Sheets -
                  December 31, 2000 and June 30, 2000.......................3

              Consolidated Condensed Statements of Operations -
                  For the Three and Six Months Ended
                  December 31, 2000 and 1999................................4

              Consolidated Condensed Statements of Cash Flows -
                  For the Six Months Ended
                  December 31, 2000 and 1999................................5

              Notes to Consolidated Condensed Financial Statements..........6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................7

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.............................10

Signatures.................................................................11

Index to Exhibits..........................................................12

Exhibit 27 - Financial Data Schedule.......................................13

* The Balance Sheet at June 30, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                              December 31,      June 30,
                                                                  2000            2000
                                                                  ----            ----
                                                              (unaudited)           *
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                              $    529,843    $    719,183
       Accounts receivable, net of allowance for
       doubtful accounts of $88,470 at June 30,
       2000 and December 31, 2000                                2,189,660       2,692,786
       Inventories                                               5,074,820       4,489,967
       Other current assets                                        150,841         150,913
                                                              ------------    ------------

              Total current assets                               7,945,164       8,052,849

PROPERTY PLANT & EQUIPMENT - NET                                 3,977,466       4,050,052

GOODWILL - NET                                                     901,339         929,091

OTHER ASSETS                                                       593,810         672,215
                                                              ------------    ------------

                                                              $ 13,417,779    $ 13,704,207
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable                                          $  1,290,000    $  1,290,000
       Current maturities of long-term debt                        331,097         331,097
       Accounts payable                                          1,020,631         701,929
       Customer Advances                                           327,135         133,816
       Commissions payable                                         141,526         193,356
       Other accrued expenses and sundry liabilities               395,477         599,436
                                                              ------------    ------------

              Total current liabilities                          3,505,866       3,249,634

LONG-TERM DEBT, net of current portion                           3,410,965       3,584,390

COMMITMENTS

STOCKHOLDERS' EQUITY
       Common stock - par value $.03 per share; authorized,
              10,000,000 shares; issued and outstanding,
              3,520,100 shares at December 31, 2000 and
              June 30, 2000                                        105,603         105,603
       Additional paid in capital                                6,570,116       6,575,010
       Retained earnings (accumulated deficit)                    (174,771)        189,570
                                                              ------------    ------------
       Total stockholders' equity                                6,500,948       6,870,183
                                                              ------------    ------------

                                                              $ 13,417,779    $ 13,704,207
                                                              ============    ============

* Taken from the audited financial statements at June 30, 2000.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                     For the Three Months Ended     For the Six Months Ended
                                             December 31,                  December 31,
                                     --------------------------    --------------------------
                                         2000           1999           2000           1999
                                     -----------    -----------    -----------    -----------
Net sales                            $ 2,926,626    $ 3,210,804    $ 5,729,942    $ 6,717,914
Cost of sales                          1,903,870      1,963,342      3,628,015      4,281,215
                                     -----------    -----------    -----------    -----------

Gross profit                           1,022,756      1,247,462      2,101,927      2,436,699

Operating expenses
    Selling expense                      758,448        680,618      1,443,188      1,326,321
    General and administrative           332,379        316,490        614,651        556,725
    Research and development              89,430         97,375        191,085        188,379
                                     -----------    -----------    -----------    -----------
        Total operating expenses       1,180,257      1,092,483      2,248,924      2,071,425

Other income (expense)

    Interest expense                    (103,612)       (97,755)      (217,658)      (194,002)
    Interest and Other Income              5,929         17,815         17,760         29,412
                                     -----------    -----------    -----------    -----------
                                         (97,683)       (79,940)      (199,898)      (164,590)

Income before provision for income
taxes                                   (255,184)        75,039       (346,895)       200,684

Provision for income taxes                               29,000                        59,000
                                     -----------    -----------    -----------    -----------
Income (loss) from continuing
operations                              (255,184)        46,039       (346,895)       141,684
                                     -----------    -----------    -----------    -----------
Loss from discontinued operations                          (417)                       (2,257)
                                     -----------    -----------    -----------    -----------
Net Income (Loss)                    $  (255,184)   $    45,622    $  (346,895)   $   139,427
                                     ===========    ===========    ===========    ===========

INCOME  PER SHARE - BASIC
Net income per share                 $      (.07)   $       .01    $      (.10)   $       .04
                                     ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding                            3,520,100      3,520,100      3,520,100      3,520,100
                                     ===========    ===========    ===========    ===========

INCOME  PER SHARE - DILUTED
Net income per share                 $      (.07)   $       .01    $      (.10)   $       .04
                                     ===========    ===========    ===========    ===========
Weighted average number of shares
outstanding                            3,520,100      3,526,898      3,520,100      3,526,898
                                     ===========    ===========    ===========    ===========

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      For the Six Months Ended December 31,

                                                            2000        1999
                                                         ---------    ---------
Net cash provided by operations                          $  33,404    $ 360,845

Net cash  provided by (used in) investing activities       (49,319)     314,873

Net cash used in financing activities                     (173,425)    (219,778)
                                                         ---------    ---------

Net increase (decrease) in cash for the period            (189,340)     455,940

Cash and cash equivalents - at beginning of period         719,183      354,564
                                                         ---------    ---------

Cash and cash equivalents - at end of period             $ 529,844    $ 810,504
                                                         =========    =========

Cash paid during period for:
         Interest                                        $ 217,658    $ 194,002
                                                         =========    =========
         Income taxes                                    $      --    $      --
                                                         =========    =========

                            Sonics & Materials, Inc.
              Notes to Consolidated Condensed Financial Statements
                                December 31, 1999
                                   (Unaudited)

      NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 2000. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001.

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

The weighted average number of shares outstanding for the periods presented is as follows:

                                                     Basic and Diluted
                                                Weighted Shares Outstanding
                                       For the Three and Six Months ended December 31,
                                           -------------------------------------
                                                 2000               1999
                                                 ----               ----
Basic shares                                   3,520,100          3,520,100
Dilution (warrants and options)                       --              6,798
                                               ---------          ---------

Weighted average number of common and
     common equivalent shares                  3,520,100          3,526,898
                                               =========          =========

      NOTE 4: Loan Covenants

The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis and
1.40 on a trailing six-month basis. At December 31, 2000, the Company was in violation of both tests. The bank has provided a waiver of both violations as of December 31, 2000 and has also waived compliance of the trailing six-month ratio for the six months ended March 31, 2001.

During the quarter, and continuing into the early part of 2001, the Company scaled back operations and implemented other cost reduction measures. Based on projected cost savings, management believes it is probable that the Company will be in compliance with the loan covenants at the end of their respective grace periods.

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

RESULTS OF OPERATIONS

      During the Company's second quarter of Fiscal Year 2001 and continuing into the third quarter of Fiscal Year 2001, the Company implemented an extensive restructuring program. The result has been a significant reduction in costs, primarily through layoffs and attrition. On an annualized basis, the Company estimates that it has reduced its expenses by approximately $1,400,000. As a result of Company layoffs, the Company incurred a one-time severance charge of $41,900 for the quarter. It is expected to be paid in full by the end of the third quarter of Fiscal Year 2001.

      In May 2000 Sonics' management and Board of Directors elected to discontinue the Company's VibraSurge operation after reviewing the marketability of its line of ultrasonic surgical products and its recurring operating losses. As a result, for Fiscal Year 2000 the Company's balance sheet, statements of income, and statements of cash flows have been reclassified to report the net assets and operating results of the VibraSurge business as discontinued. As of June 30, 2000, VibraSurge operations ceased and remaining net assets, consisting principally of inventory and accounts receivable, have been written off.

Three months ended December 31, 2000 compared to the three months ended December 31, 1999.

      Net Sales. Net sales for the quarter ended December 31, 2000 decreased $298,000 or 9.2% compared with the same period in fiscal 2000. This decrease is the result of a decline in sales of its plastic welding equipment.

      Cost of Sales. Cost of sales increased from 61.3% of net sales for the three months ended December 31, 1999 to 65.1% of sales for the three months ended December 31, 2000. This quarters increase in Tooltex specialized equipment sales had a significant impact on the increase in the cost of sales as a percentage of total sales. This is because Tooltex specialized equipment has a proportionally higher cost of sales than Sonics' standard product line. Going forward, the Company anticipates a significant reduction in its cost of sales as a result of the cost cutting measures taken during the second quarter and the first part of the third quarter of Fiscal Year 2001. Approximately one-half of the Company's costs cutting measures will impact the Company's overhead and direct labor expenses.

      Selling Expenses. Selling expenses for the second quarter of fiscal 2001 increased $78,000 or 11.4% over the same period in fiscal 2000. As a percentage of net sales, selling expense increased from 21.1% to 25.9% over the same period. This increase is the result of additional sales staff covering both the Midwest and West Coast markets as well as higher advertising and promotional costs. As part of the Company's restructuring program, selling expenses have been reduced by approximately $480,000 on an annualized basis.

      General and Administrative Expenses. General and administrative expenses for the second quarter of fiscal 2001 increased $18,000 over the comparable quarter of the prior year. As a percentage of net sales, general and administration expenses increased from 9.8% to 11.4%. This increase is the result of increased payroll expenses at Tooltex. It is anticipated, however, that this increase will be offset by an annualized reduction of $50,000 in the Company's general and administrative expenses.

      Interest Expense. Total interest expense increased by $6,000 or 6.0% over the same period in fiscal 2000. Additional capital leases acquired in the first quarter of fiscal 2001 accounted for this increase. Interest expenses are expected to decline in the following quarter due to a reduction in borrowing rates and lower principal balances.

      Income Taxes. No tax accrual for fiscal 2001 was booked due to the loss for the quarter ended December 31, 2000. Income taxes for the fiscal 2000 period were based on an effective federal and state tax rate of 38.6%.

Six months ended December 31, 2000 compared to the six months ended December 31, 1999.

            Net Sales. Net sales for the six months ended December 31, 2000 decreased $1,002,000 or 14.9% compared to the prior comparable period. Decreased sales of plastic welding equipment, and a first quarter decline in Tooltex sales were the principal causes for the decline.

            Cost of Sales. Cost of sales, as a percentage of net sales, decreased from 63.8% for the six months ended December 31, 1999 to 63.3% for the six months ended December 31, 2000. Although the overall percentage of cost to sales was approximately the same, components varied due to the fact that plastic welding margins improved while Tooltex margins declined.

      Going forward, the Company anticipates a significant reduction in its cost of sales as a result of the cost cutting measures taken during the second quarter and the first part of the third quarter of Fiscal Year 2001. Approximately one-half of the Company's costs cutting measures will impact the Company's overhead and direct labor expenses.

            Selling Expenses. Selling expenses increased $117,000 or 8.8% over the comparable period of the prior year. This increase is the result of additional sales staff covering both the Midwest and West Coast markets as well as higher advertising and promotional costs. As part of the Company's restructuring program, selling expenses have been reduced by approximately $480,000 on an annualized basis.

            General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2000 increased $58,000 or 10.4% over the comparable period of the prior year. As a percentage of net sales, general and administration expenses increased from 8.3% to 10.7%. The principal reason for this increase was higher general and administrative expenses in Tooltex. It is anticipated, however, that this increase will be offset in by an annualized reduction of $50,000 in the Company's general and administrative expenses.

            Interest Expense. Interest expense increased $24,000 or 12.2% in the six months ended December 31, 2000. Additional capital leases acquired in the first quarter of fiscal 2001 accounted for this increase. Interest expenses are expected to decline in the following quarter due to a reduction in borrowing rates and lower principal balances. (See Liquidity and Capital Resources).

            Income Taxes. No tax accrual for six months ended December 31, 2000 was booked due to the loss for the quarter ended December 31, 2000. Income taxes for the fiscal 2000 period were based on an effective federal and state tax rate of 29.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased approximately $37,000 during the three months ended December 31, 2000. The principal factors accounting for this increase were higher levels of accounts payable and customer advances partially offset by losses for the quarter. During the first half of the fiscal 2001 year, the Company's cash position declined by $189,000. This decline was caused by a combination of factors.

The Company's cash flow increased as a result of decreased levels of accounts receivable coupled with higher levels of accounts payable and customer advances. These increases were more than offset by higher inventories, long-term debt repayments and investments in new capital equipment.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, at the Bank's base lending rate (9.5% at December 31, 2000). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at December 31, 2000 was $1,290,000, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The outstanding principal amount of the Company's Term Loan at December 31, 2000 is $138,147, which bears interest, at the Bank's base lending rate (9.5% at December 31, 2000). The principal of the term loan was to be paid in 36 equal monthly installments of $11,861, which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due payable on October 1, 2000. In July of 1998, however, the Company renegotiated the terms of the Term Loan. Beginning August 1, 1998 the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which Sonics may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at December 31, 2000 was $3,408,948, which bears interest at a rate of 75% of the Banks base lending rate (7.125% at December 31,2000). The Company's current lender purchased the bonds pursuant to the credit agreement. Bonds were purchased by the Company's current lender pursuant to the credit agreement. The proceeds were used in part to pay then existing indebtedness of approximately $1,343,000. Most of the remaining proceeds have been used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. The Bonds are payable in 228 monthly installments of $16,700 plus interest through November 2017. The bondholder, however, may make written demand for redemption of all or part of outstanding principal and accrued interest commencing in December 2000.

The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis and
1.40 on a trailing six-month basis. At December 31, 2000, the Company was in violation of both tests. The bank has provided a waiver of both violations as of December 31, 2000 and has also waived compliance of the trailing six-month ratio for the six months ended March 31, 2001.

During the quarter, and continuing into the early part of 2001, the Company scaled back operations and implemented other cost reduction measures. The cost cutting measures, which were primarily in the form of employee layoffs and attrition, are anticipated to positively impact the Company's cash flow position. Based on projected cost savings, management believes it is probable that the Company will be in compliance with the loan covenants at the end of their respective grace periods.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy complies with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

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

                                                SONICS & MATERIALS, INC.


Date:     February 20, 2001               By    /s/ ROBERT S. SOLOFF
      --------------------------             --------------------------------
                                             Robert S. Soloff
                                             President, Chief Executive Officer,
                                             Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit                                        Location of Exhibit in
   No.               Description              Sequential Numbering System

 3(i)          Certificate of                Incorporated by reference
               Incorporation of the          from Exhibit 3.1 of
               Registrant, as amended.       Amendment No. 3 to
                                             Registration Statement No.
                                             33-96414
 3(ii)         Amended By-laws of the        Incorporated by reference
               Registrant.                   from Exhibit 3.2 of
                                             Registration Statement No.
                                             33-96414
 10(I)         Form of Employment            Incorporated by reference
               Agreement between the         from Exhibit 10.1 of
               Registrant and Robert         Registration Statement No.
               S. Soloff.                    33-96414
 10(ii)        1995 Incentive Stock          Incorporated by reference
               Option Plan and form of       from Exhibit 10.3 of
               Stock Option Agreement.       Registration Statement No.
                                             33-96414
 10(iii)       Lease between                 Incorporated by reference
               Registrant and Aston          from Exhibit 10.5 of
               Investment Associates         Registration Statement No.
               (Aston, PA).                  33-96414
 10(iv)        Amended lease between         Incorporated by reference
               Registrant and Robert         from Exhibit 10.6 of
               Lenert (Naperville, IL).      Amendment No. 4 to
                                             Registration Statement No.
                                             33-96414
 10(v)         Lease between                 Incorporated by reference
               Registrant and Janine         from 10.7 of Registration
               Berger (Gland,                Statement No. 33-96414
               Switzerland).
 10(vi)        Form of Sales                 Incorporated by reference
               Representation                from Exhibit 10.8 of
               Agreement.                    Registration Statement No.
                                             33-96414
 10(vii)       Form of Sales                 Incorporated by reference
               Distribution Agreement.       from Exhibit 10.9 of
                                             Registration Statement No.
                                             33-96414
 10(viii)      Agreement and Plan of         Incorporated by reference
               Merger, dated as of           from Exhibit 2(a) of
               July 25, 1997, among          Registrant's Form 8-K dated
               the Registrant, SM Sub,       July 25, 1997
               Inc., Tooltex, Inc.,
               and the persons
               designated as the
               shareholders thereon
               (excluding schedules
               and annexes).  A list
               of omitted schedules
               and annexes appears on
               pages iv and v of the
               Agreement and Plan of
               Merger.  The Registrant
               hereby undertakes to
               furnish supplementally
               a copy of any omitted
               schedule and annex to
               the Commission upon
               request. .
 10(ix)        Agreement of Merger,          Incorporated by reference
               dated as of July 25,          from Exhibit 2(b) of the
               1997, among the               Registrant's Form 8-K dated
               Registrant, SM Sub,           July 25, 1997).
               Inc. and Tooltex, Inc.
 10(x)         Credit Agreement, dated       Incorporated by reference
               September 19, 1997,           from Exhibit 10 (xii) of
               between Brown Brothers        the Registrant's Form
               Harriman & Co. and            10-KSB for the year ended
               Registrant                    June 30, 1997
 10(xi)        Term Loan Note of             Incorporated by reference
               Registrant, dated             from Exhibit 10 (xiii) of
               September 19, 1997,           the Registrant's Form
               payable to the order of       10-KSB for the year ended
               Brown Brothers Harriman       June 30, 1997
               & Co. in the original
               principal amount of
               $427,000.
 10(xii)       Line of Credit Note of        Incorporated by reference
               Registrant, dated             from Exhibit 10 (xiii) of
               September 19, 1997,           the Registrant's Form
               payable to the order of       10-KSB for the year ended
               Brown Brothers Harriman       June 30, 1997
               & Co. in the original
               principal amount of
               $1,500,000.
 10(xiii)      Intentionally deleted
 10(xiv)       Open-End Mortgage Deed        Incorporated by reference
               from Registrant to            from Exhibit 10 (xiv) of
               Brown Brothers Harriman       the Registrant's Form
               & Co. dated September         10-KSB for the year ended
               19, 1997.                     June 30, 1997
 10(xv)        General Security              Incorporated by reference
               Agreement from                from Exhibit 10 (xvii) of
               Registrant to Brown           the Registrant's Form
               Brothers Harriman & Co.       10-KSB for the year ended
               dated September 19,           June 30, 1997
               1997.
 10(xvi)       Loan Agreement between        Incorporated by reference
               Connecticut Development       from Exhibit 10 (xvi) of
               Authority and Sonics &        the Registrants Form 10-KSB
               Materials dated               for the year ended June
               December 1, 1997              30, 1998
 10(xvii)      Indenture of Trust            Incorporated by reference
               between Connecticut           from Exhibit 10 (xvii) of
               Development Authority         the Registrants Form 10-KSB
               and Sonics & Materials,       for the year ended June
               Inc. dated December 1,        30, 1998
               1997
 10(xviii)     Tax Regulatory                Incorporated by reference
               Agreement between             from Exhibit 10 (xviii) of
               Connecticut Development       the Registrants Form 10-KSB
               Authority and Sonics &        for the year ended June
               Materials, Inc., and          30, 1998
               Brown Brothers Harriman
               Trust Company as
               Trustee dated December 12,
               1997
 21            Subsidiaries of the           Incorporated by reference
               Registrant                    from Exhibit 21 of the
                                             Registrants Form 10-KSB for
                                             the year ended June  30,
                                             1998
 27            Financial Data Schedule.      Filed herewith