Form 10QSB
period 2001-03-31
SONICS & MATERIALS INC
filed 2001-05-15
CIK 1000166

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

For the quarterly period ended March 31, 2001

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

                Yes |X|                              No |_|

      As of May 15, 2001, there were 3,520,100 shares of the Registrant's common stock outstanding.

      Transitional Small Business Disclosure Format (Check one):

                Yes |_|                              No |X|


================================================================================

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements *
                  Consolidated Condensed Balance Sheets -
                      March 31, 2001 and June 30, 2000.........................3

                  Consolidated Condensed Statements of Operations -
                      For the Three and Nine Months Ended
                      March 31, 2001 and 2000..................................4

                  Consolidated Condensed Statements of Cash Flows -
                      For the Nine Months Ended
                      March 31, 2001 and 2000..................................5

                  Notes to Consolidated Condensed Financial Statements.........6

Item 2.           Management's Discussion and Analysis or  Plan of Operations..7

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................10

Signatures....................................................................11

Index to Exhibits.............................................................12

* The Balance Sheet at June 30, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                      As of

                                                                March 31,       June 30,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (Unaudited)           *
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                              $    696,482    $    728,993
       Accounts receivable, net of allowance
           for doubtful accounts of $88,470 at
           March 31, 2001 and June 30, 2000                      1,870,547       2,692,786
       Inventories                                               5,125,807       4,489,967
       Other current assets                                        155,075         150,913
                                                              ------------    ------------

              Total current assets                               7,847,911       8,062,659

PROPERTY PLANT & EQUIPMENT - NET                                 3,915,535       4,050,052

GOODWILL - NET                                                     887,464         929,091

OTHER ASSETS                                                       577,169         672,215
                                                              ------------    ------------

                                                              $ 13,228,079    $ 13,714,017
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable                                          $  1,390,000    $  1,290,000
       Current maturities of long-term debt                        331,097         331,097
       Accounts payable                                          1,108,847         701,929
       Customer advances                                           121,315         133,816
       Commissions payable                                         123,544         193,356
       Other accrued expenses and sundry liabilities               289,445         626,691
                                                              ------------    ------------

              Total current liabilities                          3,364,248       3,276,889

LONG-TERM DEBT, net of current portion                           3,324,466       3,584,390

STOCKHOLDERS' EQUITY
       Common stock - par value $.03 per share; authorized,
              10,000,000 shares; issued and outstanding,
              3,520,100 shares at March 31, 2001
              and June 30, 2000                                    105,603         105,603
       Additional paid in capital                                6,571,378       6,575,010
       Retained earnings (accumulated deficit)                    (137,616)        172,125
                                                              ------------    ------------

              Total stockholders' equity                         6,539,365       6,852,738
                                                              ------------    ------------

                                                              $ 13,228,079    $ 13,714,017
                                                              ============    ============

* Taken from the audited financial statements at June 30, 2000.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             For the Three Months Ended      For the Nine Months Ended
                                                      March 31,                      March 31,
                                           ----------------------------    ----------------------------
                                                2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Net sales                                  $  2,791,109    $  3,665,932    $  8,521,052    $ 10,397,631
Cost of sales                                 1,689,529       2,295,551       5,295,735       6,590,551
                                           ------------    ------------    ------------    ------------
Gross profit                                  1,101,580       1,370,381       3,225,317       3,807,080

Operating expenses
       Selling expense                          534,784         809,669       1,977,973       2,135,990
       General and administrative               335,281         275,872         949,931         830,381
       Research and development                  98,168         104,648         289,253         295,242
                                           ------------    ------------    ------------    ------------
           Total operating expenses             968,233       1,190,189       3,217,157       3,261,613

Other income (expense)

       Interest expense                         (87,936)        (98,827)       (285,225)       (292,829)
       Interest and Other Income                  5,711          (1,184)          2,988          28,227
                                           ------------    ------------    ------------    ------------
                                                (82,225)       (100,011)       (282,237)       (264,602)

Income before provision for income taxes         51,122          80,181        (274,077)        280,865

Provision for income taxes                       35,777           7,572          35,664          66,572
                                           ------------    ------------    ------------    ------------
Income (loss) from continuing operations         15,345          72,609        (309,741)        214,293

Loss from discontinued operations                                 8,930                          11,187
                                           ------------    ------------    ------------    ------------

Net income (loss)                          $     15,345    $     63,679    $   (309,741)   $    203,106
                                           ============    ============    ============    ============

BASIC INCOME  (LOSS) PER SHARE
Net income (loss)  per share               $       .004    $        .02    $       (.09)   $        .06
                                           ------------    ------------    ------------    ------------

Weighted average number of shares
outstanding                                   3,520,100       3,520,100       3,520,100       3,520,100
                                           ------------    ------------    ------------    ------------

INCOME  (LOSS) PER  SHARE - DILUTED
Diluted net income (loss) per share        $       .004    $        .02    $       (.09)   $        .06
                                           ------------    ------------    ------------    ------------

Weighted average number of shares
outstanding                                   3,520,100       3,526,898       3,520,100       3,526,898
                                           ------------    ------------    ------------    ------------

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                       For the Nine Months Ended March 31,

                                                            2001         2000
                                                         ---------    ---------
Net cash provided by operations                          $ 186,172    $ 241,644

Net cash  provided by (used in) investing activities       (55,128)     341,828

Net cash used in financing activities                     (163,556)    (359,837)
                                                         ---------    ---------

Net increase (decrease) in cash for the period             (32,512)     223,635

Cash and cash equivalents - at beginning of period         728,994      354,564
                                                         ---------    ---------

Cash and cash equivalents - at end of period             $ 696,482    $ 578,199
                                                         =========    =========

Cash paid during period for:
         Interest                                        $ 312,481    $ 292,829
                                                         =========    =========
         Income taxes                                    $       0    $  48,306
                                                         =========    =========

                            Sonics & Materials, Inc.
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2001
                                   (Unaudited)

NOTE 1: Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 2000. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001.

NOTE 2: Consolidation

The accompanying financial statements reflect the consolidated operations of Sonics & Materials, Inc., and its wholly-owned subsidiary Tooltex, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3: Net Income Per Share

Net income per share is based on the weighted average number of common and common equivalent shares (warrants and options) outstanding during the period, calculated using the treasury stock method.

The weighted average number of shares outstanding for the periods presented are as follows:

                                                     Basic and Diluted
                                                Weighted Shares Outstanding
                                            For the Nine Months Ended March 31,
                                            -----------------------------------
                                                     2001          2000
                                                  ---------     ---------
Basic shares                                      3,520,100     3,520,100
Dilution (stock options)                                 --         6,798
                                                  ---------     ---------
Weighted average number of common and common
       equivalent shares                          3,520,100     3,526,898
                                                  =========     =========

NOTE 4: Loan Covenants

The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis and
1.40 on a trailing six-month basis. At March 31, 2001, the Company met the quarterly but was in violation of the trailing six-month test. The bank has provided a waiver for this violation.

During the second and third quarter of Fiscal Year 2001, and continuing into the fourth quarter of Fiscal Year 2001, the Company scaled back operations at both its Newtown, Connecticut facility and at Tooltex, Inc., its wholly-owned subsidiary. Based on projected cost savings, management believes it is probable that the Company will be in compliance with the loan covenants for the fourth quarter.

Any statements in this filing that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward looking statements in this filing related to the Company's objectives for future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for Sonics' existing and new products, continued growth in sales and market share of Sonics and its Ultra Sonic Seal line of products, pricing, market acceptance of existing and new products, a fluctuation in the sales product mix, general economic conditions, competitive products, and product technology development. There can be no assurance that such objectives will be achieved. In addition, the Company's objectives of future growth, profitability and financial returns are also subject to the uncertainty of the growth and profitability of its wholly-owned subsidiary, Tooltex, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following information should be read in conjunction with the unaudited financial statements included herein (see Item 1) and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 2000.

RESULTS OF OPERATIONS

      During the second and third quarters of Fiscal Year 2001, and continuing into the fourth quarter of Fiscal Year 2001, the Company implemented an extensive restructuring program. The result has been a significant reduction in costs, primarily through layoffs and attrition. On an annualized basis, the Company estimates that it has reduced its expenses by approximately $1,800,000. During the second quarter, the Company incurred a one-time severance charge associated with the layoffs of $42,000. The severance charge was paid in full during the third quarter of this fiscal year.

      In May 2000 Sonics' management and Board of Directors elected to discontinue the Company's VibraSurge operation after reviewing the marketability of its line of ultrasonic surgical products and its recurring operating losses. As a result, for Fiscal Year 2000, the Company's balance sheet, statements of income, and statements of cash flows have been reclassified to report the net assets and operating results of the VibraSurge business as discontinued. As of June 30, 2000, VibraSurge operations ceased and remaining net assets, consisting principally of inventory and accounts receivable, have been written off.

Three months ended March 31, 2001 compared to the three months ended March 31, 2000.

      Net sales. Net sales for the quarter ended March 31, 2001 decreased $875,000 or 23.9% compared to the quarter ended March 31, 2000. This decrease is primarily the result of a decline in sales of its plastic welding equipment and specialized equipment sales by its wholly-owned subsidiary, Tooltex, Inc. Sales at Tooltex were adversely affected when a customer delayed delivery on a major order. Management believes this product will be delivered in the fourth quarter.

      Cost of Sales. Cost of sales decreased from 62.6% of net sales for the three months ended March 31, 2000 to 60.5% of sales for the three months ended March 31, 2001. A shift to higher-margin standard products, as opposed to specialty products, accounted for this improvement.

      Selling Expenses. Selling expenses for the third quarter of Fiscal Year 2001 decreased $275,000 or 34.0% compared with the same period in Fiscal Year 2000. As a percentage of net sales, selling expenses decreased from 22.1% to 19.2% in these same periods. This decrease is due to the implementation of a Company wide restructuring program that began in the second quarter of Fiscal Year 2001. As part of the restructuring program, the Company reorganized its sales department and reduced the number of employees through both attrition and layoffs.

      General and Administrative Expenses. General and administrative expenses for the third quarter of Fiscal Year 2001 increased $59,000 or 21.5% over the third quarter of fiscal 2000. As a percentage of net sales, these expenses increased, from 7.5% to 12.0% over the same periods. This increase is primarily the result of an increase in legal and professional fees.

      Interest Expense. Interest expense for the third quarter of fiscal 2001 decreased by $11,000 compared with the same period in Fiscal Year 2000. This was due to a decrease in interest rates and lower principal balances.

      Income Taxes. A tax accrual of $36,000. for nine months ending March 31, 2001 consisted primarily of state income taxes. The Company has not accrued the Federal tax benefit of the current period net operating loss because its realization is uncertain.

Nine months ended March 31, 2001 compared to the nine months ended March 31, 2000.

Net sales. Net sales for the nine months ended March 31, 2001 decreased $1,877,000 or 18.1% compared with the same period in Fiscal Year 2000. The decrease is primarily the result of a decline in sales of specialty equipment by Tooltex, Inc., as well as a continued slowdown in the economy, which appears to have affected sales of the Company's plastic welding equipment. However, despite the economic slowdown, the Company continues to see growth in its liquid processing product line.

      Cost of Sales. Cost of sales decreased from 63.4% of net sales for the nine months ended March 31, 2000 to 62.2% of sales for the nine months ended March 31, 2001. A shift to higher-margin standard products, as opposed to specialty products, accounted for this improvement.

      Selling Expenses. Selling expenses for the first three quarters of fiscal 2001 decreased $158,000 or 7.4% compared with the same period in Fiscal Year 2000. As a percentage of net sales, selling expenses increased from 20.6% to 23.2% over the same periods. The selling expenses decreased due to the second quarter restructuring program. The selling expenses as a percentage of sales increased due to the fact that the percentage decline of sales was greater than the percentage decline of selling expenses.

      General and Administrative Expenses. General and administrative expenses for the first three quarters of fiscal 2001 increased $120,000 or 14.4% over the first three quarters of fiscal 2000. As a percentage of net sales, these expenses increased from 8.0% to 11.2% over the same periods. This increase is the result of increased professional fees and legal fees.

      Interest Expense. Total interest expense decreased for the first three quarters of Fiscal Year 2001 by $8,000 or 2.6%. This is due to a decrease in interest rates and lower principal balances.

      Income Taxes. A tax accrual of $36,000. for nine months ended March 31, 2001, consisted primarily of state income taxes. The Company has not accrued the Federal tax benefit of the current period net operating loss because its realization is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased approximately $167,000 during the three months ended March 31, 2001.The principal factors accounting for this increase were improved accounts receivable collection performance and a higher level of accounts payable, which was partially offset by a reduction of customer deposits. During the first three quarters of the Fiscal Year 2001, the Company's cash position declined by $33,000. This slight decline was caused by a combination of factors. The Company's cash flow increased by improved collection of accounts receivable and increased accounts payable. This increase was essentially offset by the losses sustained in the first half of the Fiscal Year 2001 and an increase in inventory.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility. The Line of Credit bears interest, at the Bank's base lending rate (8.0% at March 31, 2001). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at March 31, 2001 was $1,390,000, will mature and be due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time.

The outstanding principal amount of the Company's Term Loan at March 31, 2001 is $119,308, which bears interest, at the Bank's base lending rate (8.0% at March 31, 2001). The principal of the term loan was to be paid in 36 equal monthly installments of $11,861, which commenced on November 1, 1997 and the entire remaining principal balance was to mature and be due payable on October 1, 2000. In July of 1998, however, the Company renegotiated the terms of this Loan. Beginning August 1, 1998 the remaining balance of $320,250 is to be paid in 51 monthly installments of $6,279, and the entire remaining principal balance will mature and be due and payable on October 1, 2002. The terms and conditions under which the Company may prepay all or any portion of the Term Loan are the same as for the Line of Credit discussed above.

In December 1997, the Company issued Industrial Revenue Bonds through the Connecticut Development Authority in the amount of $3,810,000. The outstanding principal amount of the Industrial Revenue Bond at March 31, 2001 was $3,358,816, which bears interest at a rate of 75% of the Bank's base lending rate (6.00% at March 31, 2001). The Company's current lender purchased the bonds pursuant to the credit agreement. The proceeds were used in part to pay then existing indebtedness of approximately $1,343,000. Most of the remaining proceeds have been used exclusively for the purchase and preparation of the Company's new facilities, and to purchase new machinery and equipment. The Bonds are payable in 228 monthly installments of $16,700 plus interest through November 2017. The bondholder, however, may make written demand for redemption of all or part of outstanding principal and accrued interest commencing in December 2000.

The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis and
1.40 on a trailing six-month basis. At March 31, 2001, the company met the quarterly test but was in violation of the trailing six-month test. The bank has provided a waiver for this violation.

During the second and third quarter of Fiscal Year 2001, and continuing into the fourth quarter of Fiscal Year 2001, the Company scaled back operations at both its Newtown, Connecticut facility, and at Tooltex, Inc., its wholly-owned subsidiary. Based on projected cost savings, management believes it is probable that the Company will be in compliance with the loan covenants for the fourth quarter.In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy complies with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8-K.
(a) Exhibits

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

                                       SONICS & MATERIALS, INC.


Date:      May 14, 2001                By  /s/ Robert S. SOLOFF
      -----------------------              -----------------------------------
                                           Robert S. Soloff
                                           President, Chief Executive Officer,
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                        Location of Exhibit in
                       Description               Sequential Numbering System

3(i)       Certificate of Incorporation of     Incorporated by reference from
           the Registrant, as amended.         Exhibit 3.1 of Amendment No. 3 to
                                               Registration Statement
                                               No. 33-96414

3(ii)      Amended By-laws of the Registrant.  Incorporated by reference from
                                               Exhibit 3.2 of Registration
                                               Statement No. 33-96414

10(I)      Form of Employment Agreement        Incorporated by reference from
           between the Registrant and Robert   Exhibit 10.1 of Registration
           S. Soloff.                          Statement No. 33-96414

10(ii)     1995 Incentive Stock Option Plan    Incorporated by reference from
           and form of Stock Option            Exhibit 10.3 of Registration
           Agreement.                          Statement No. 33-96414

10(iii) Lease between Registrant and Aston Incorporated by reference from Investment Associates (Aston, PA). Exhibit 10.5 of Registration
                                               Statement No. 33-96414

10(iv)     Amended lease between Registrant    Incorporated by reference from
           and Robert Lenert (Naperville, IL). Exhibit 10.6 of Amendment No. 4
                                               to Registration Statement
                                               No. 33-96414

10(v)      Lease between Registrant and        Incorporated by reference from
           Janine Berger (Gland, Switzerland). 10.7 of Registration Statement
                                               No. 33-96414

10(vi)     Form of Sales Representation        Incorporated by reference from
           Agreement.                          Exhibit 10.8 of Registration
                                               Statement No. 33-96414

10(vii)    Form of Sales Distribution          Incorporated by reference from
           Agreement.                          Exhibit 10.9 of Registration
                                               Statement No. 33-96414

10(viii)   Agreement and Plan of Merger,       Incorporated by reference from
           dated as of July 25, 1997, among    Exhibit 2(a) of Registrant's Form
           the Registrant, SM Sub, Inc.,       8-K dated July 25, 1997
           Tooltex, Inc., and the persons
           designated as the shareholders
           thereon (excluding schedules and
           annexes).  A list of omitted
           schedules and annexes appears on
           pages iv and v of the Agreement
           and Plan of Merger.  The
           Registrant hereby undertakes to
           furnish supplementally a copy of
           any omitted schedule and annex to
           the Commission upon request.

10(ix)     Agreement of Merger, dated as of    Incorporated by reference from
           July 25, 1997, among the            Exhibit 2(b) of the Registrant's
           Registrant, SM Sub, Inc. and        Form 8-K dated July 25, 1997).
           Tooltex, Inc.

10(x)      Credit Agreement, dated September   Incorporated by reference from
           19, 1997, between Brown Brothers    Exhibit 10 (xii) of the
           Harriman & Co. and Registrant       Registrant's Form 10-KSB for the
                                               year ended June 30, 1997

10(xi)     Term Loan Note of Registrant,       Incorporated by reference from
           dated September 19, 1997, payable   Exhibit 10 (xiii) of the
           to the order of Brown Brothers      Registrant's Form 10-KSB for the
           Harriman & Co. in the original      year ended June 30, 1997
           principal amount of $427,000.

10(xii)    Line of Credit Note of Registrant,  Incorporated by reference from
           dated September 19, 1997, payable   Exhibit 10 (xiii) of the
           to the order of Brown Brothers      Registrant's Form 10-KSB for the
           Harriman & Co. in the original      year ended June 30, 1997
           principal amount of $1,500,000.

10(xiii)   Intentionally deleted

10(xiv)    Open-End Mortgage Deed from         Incorporated by reference from
           Registrant to Brown Brothers        Exhibit 10 (xiv) of the
           Harriman & Co. dated September 19,  Registrant's Form 10-KSB for the
           1997.                               year ended June 30, 1997

10(xv)     General Security Agreement from     Incorporated by reference from
           Registrant to Brown Brothers        Exhibit 10 (xvii) of the
           Harriman & Co. dated September 19,  Registrant's Form 10-KSB for the
           1997.                               year ended June 30, 1997

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

10(xviii)  Tax Regulatory Agreement between    Incorporated by reference from
           Connecticut Development Authority   Exhibit 10 (xviii) of the
           and Sonics & Materials, Inc., and   Registrants Form 10-KSB for the
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