Form 10KSB40
period 2001-06-30
SONICS & MATERIALS INC
filed 2001-09-27
CIK 1000166

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
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934. FOR THE TRANSITION PERIOD FROM           TO           .
                                                   -----------  -----------
        COMMISSION FILE NUMBER:  0-20753

                            SONICS & MATERIALS, INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                             060854713
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

    53 CHURCH HILL ROAD, NEWTOWN, CT                              06470
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were: $11,347,937

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Company's Common Stock on September 21, 2001 as reported on the Over the Counter Bulletin Board, was approximately $474,747. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 21, 2001, the issuer had outstanding 3,520,100 shares of Common Stock, par value $.03 per share.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

         The Company was incorporated in New Jersey in April 1969, and was reincorporated in Delaware in October 1978. Robert S. Soloff, its chairman, president and founder, invented the ultrasonic plastic welding process early in his career. He has been granted nine patents in the field of power ultrasonics and is considered to be a pioneer in the application of ultrasonic technology to industrial processes. Mr. Soloff has also been issued a patent in the field of vibration welding. The patents granted to Mr. Soloff in the field of power ultrasonics have expired and the technology related to them is now in the public domain and is used in part in the development and manufacture of the Company's products.

         On August 21, 2001, the Company sold 90% of the common stock of its wholly-owned subsidiary, Tooltex, Inc., to PK Spur Company, whose sole shareholders are Tooltex's president, Paul Spurgeon, and Kathy Spurgeon. Tooltex is a manufacturer of automated systems used in the plastics industry. In exchange for 90% of the Tooltex common stock, the Company received a note from PK Spur for $125,000 which is payable over a twenty-four month period. In conjunction with the sale of the stock, Tooltex and Sonics entered into a representation and distribution agreement whereby Tooltex will continue to act as a distribution organization for Sonics' welding equipment. Sonics originally acquired Tooltex from Paul Spurgeon on July 25, 1997.

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

         ULTRASONIC SURGICAL INSTRUMENT - Through a wholly owned subsidiary, Vibra-Surge Corporation, the Company designed, developed and marketed an ultrasonic medical device, the Vibra-Surge (TM) System Model VS 2120 ("Vibra-Surge"), for the removal of soft tissue in general and reconstructive and plastic surgery. In May 2000, Sonics' elected to discontinue the Company's Vibra-Surge operation.

         INDUSTRY BACKGROUND

         Management believes that in the past twelve months, there has been a slowdown in market demand for ultrasonic bonding systems, and other plastic assembly systems.. Although it had appeared that more companies were seeking to replace metal components with thermoplastics in order to reduce the weight of products or to capitalize on other special properties of synthetic substances, the recent slowdown in the economy has affected the growth of this product line. The market for liquid processors in the past has experienced inconsistent growth and occasional contractions, however, new and more extensive applications of such technology in other industries, such as the paint, chemical, petroleum and beverage industries, and medical industries has provided for continued growth.

MANUFACTURING AND SUPPLY

         Sonics' manufacturing operations, conducted at its facilities located in Newtown, Connecticut, and Aston, Pennsylvania are run on a batch basis in which a series of products move irregularly from station to station. The Company manufactures its products pursuant to historical and projected sales data as well as specific customer orders.

         Most supplies and materials required in the manufacture of the Company's products are available from many sources. Many of its suppliers are based in the same general locality as the Company's manufacturing operations. To date, Sonics has experienced few shortages and delays regarding supplies and materials. However, it is not certain that such shortages or delays may not have an adverse impact on Sonics' operations in the future. In fiscal year 2000, one supplier accounted for more than 5%, but less than 10% of its total purchases for inventory. In fiscal year 2001, two suppliers accounted for more than 5%, but less than 10% of its total purchases for inventory. Although management believes that in all cases alternate sources of supplies can be located, a certain amount of time would inevitably be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its devices and systems for an indefinite period.

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

MAINTENANCE AND SERVICE

         The Company offers warranties on all its products, including parts and labor that range from one year to three years depending upon the type of product concerned. For the fiscal years ended June 30, 2000 and 2001, expenses attributable to warranties were approximately $59,000, and $71,000 respectively. Sonics performs repair services on all of its products sold domestically either at its Connecticut or Pennsylvania facilities or at customer locations. Servicing of foreign sales is usually handled by distributors abroad or in the Company's Swiss branch office regarding its devices sold in Europe. These services are performed upon specific orders without contracts at various rates. The Company usually charges for the time that its employees expend on the task and the cost of the materials or parts involved in the repair. For the fiscal years ended June 30, 2000 and 2001, the Company had income of approximately $644,000, and $617,000 respectively, for out-of-warranty services performed. Company devices generally have a long operating life, and Sonics has repaired machines manufactured by it that are more than 30 years old.

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

SALES REPRESENTATIVES

         The Company's relationship with its sales representatives is usually governed by a written contract which is generally terminable by either party on 30 days prior notice. The contract provides for exclusive territorial and product representation and commissions payable to them on their sales depending on whether basic units or accessories are involved and typically covers ultrasonic bonding systems and liquid processors. OEM sales made by the Company are excluded from the commission arrangements. Generally, the sales representatives do not purchase for their own account, but merely sell Sonics' products on the Company's behalf. They also may represent other manufacturers but generally not those competitive with the Company's products. In fiscal year 2000, two sales representatives each accounted for more than 5% but less than 15% of Sonics' sales. In fiscal year 2001, no sales representative accounted for more than 5% of total sales.

         USS sells its plastic welder under its division name. USS maintains a network of sales representatives in the United States different from those for Sonics' main product lines. The terms of these arrangements with its sales representatives are similar to the terms Sonics negotiates with its own sales representatives.

DISTRIBUTORS

         Sales of Sonics' products to distributors are also generally made pursuant to written contracts. Under such contracts, distributors provide repair service and are prevented from selling devices competitive to the Company's products. Generally, payments must be made in U.S. dollars within 30 days of delivery of the product. Distribution arrangements are either exclusive or non-exclusive and are cancelable upon 30 days notice. The contracts generally exclude private label sales made by Sonics in the distributor's territory even if the relationship is of an exclusive type and typically covers sales of both ultrasonic bonding systems and liquid processor lines. The Company now also offers both its spin welder and vibration welder to its sales representatives and distributors. The Company also sells these products directly to end-users or under private label. The Company usually grants discounts to distributors, depending on the product and quantity sold. In fiscal year 2000, one distributor accounted for over 5%, but less than 10%, of sales. In fiscal year 2001, one distributor accounted for over 10% but less than 15% of sales. The loss of such distributors in substantial numbers or at key locations could have a material adverse effect on the Company's business.

         The Company promotes the sale of its products through direct mailings, trade shows, product literature, press releases, advertising in trade magazines and listings in catalogs. The Company occasionally engages in cooperative advertising with some of its distributors.

CUSTOMERS

         Sonics sells its products, directly or indirectly, to numerous customers, ranging in size from small companies to large Fortune 100 corporations. Its customers are end-users, original equipment manufacturers, system integrators and resellers as well as distributors. Many of its customers are repeat purchasers. None of its customers represented more than 5% of Sonics' sales for fiscal 2000 or 2001.

INTERNATIONAL OPERATIONS

         The Company's international activities are an important portion of its business. Approximately 22% and 23% of its sales for fiscal years 2000 and 2001, respectively, are attributable to sales of its products outside the United States. The Company also operates a branch office in Gland, Switzerland where it sells and services its ultrasonic devices for the European market except for the United Kingdom.

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

BACKLOG

         As of June 30, 2001, the Company's backlog was approximately $3,623,000 as compared with a backlog of $2,561,567 as of June 30, 2000. No one customer accounted for more than 10% of such backlog at June 30, 2000, however, two customers did account for more than 10% of such backlog at June 30, 2001.

         Substantially all of the Company's backlog figures are based on written purchase orders executed by the customer and involve product deliveries and not engineering services. All orders are subject to cancellation.

RESEARCH AND DEVELOPMENT

         The Company maintains an engineering staff responsible for the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Engineering and research and development expenses were approximately $408,000 for 2000 and $410,000 for 2001.

INTELLECTUAL PROPERTY

         Proprietary information and know-how are important to the Company's success. Sonics has trademark protection for its "Vibra-Cell" trade name and its "Vibra-Surge" trade name. There can be no assurance that others have not developed, or will not develop, independently the same or similar information or obtain and use proprietary information of the Company. Sonics has obtained written assurances from its employees, sales representatives and distributors under confidentiality agreements regarding its proprietary information.

         On May 23, 2000, the U.S. Patent and Trademark office issued the Company a patent for a method of producing fabric covered panels with a vibration welder. On September 22, 2000, the Company received a Notice of Allowance and Allowability from the U.S. Patent and Trademark office for the tooling developed by the Company for producing fabric covered panels. The U.S. Patent and Trademark office issued the Company a patent on October 12, 1999 for its ultrasonic surgical device. On August 29, 2000, the Company received Notice of Allowance and Allowability from the U.S. Patent and Trademark office for an additional patent related to the Company's ultrasonic surgical device.

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

         In addition, other federal, state and local agencies, including those in the environmental, fire hazard control, and working conditions areas could have a material adverse affect upon the Company's ability to do business. Sonics is not involved in any pending or threatened proceedings that would require curtailment of, or otherwise restrict, its operations because of such regulations and compliance with applicable environmental or other regulations. None of these laws has had a material effect upon its capital expenditures, financial condition or results of operations.

EMPLOYEES

         As of September 25, 2001, the Company had 64 full-time employees including its officers, of whom 37 were engaged in manufacturing, 3 in repair services, 5 in administration and financial control,7 in engineering and research and development, and 12 in marketing and sales.

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

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------
         The Company's primary manufacturing and office facility is located in Newtown, Connecticut in one 64,000 square foot steel and cinder block building (the "Newtown Property"). This facility is considered adequate for the Company's current needs, as well as its anticipated future requirements. The facility was purchased on September 19, 1997. The Company renovated the building and consolidated all of its former Danbury facilities into the Newtown Property in May of 1998. The Newtown Property was purchased for $1,265,000 and the cost of improvements to the property was approximately $2,200,000.

         On August 30, 2001, the Company sold the Newtown manufacturing facility to Acme Realty for $4,000,000. Upon the completion of the sale, Sonics signed a ten year triple net lease with Acme Realty, with an option to renew the lease for two additional five year periods. Sonics presently occupies approximately 58,363 square feet of the building. By the beginning of the second year of the lease, Sonics will reduce the space it occupies to approximately 44,500 square feet.

         Sonics had previously leased 7,200 square feet of the building to an unrelated third party. This lease has been assigned to Acme Realty.

         The Newtown Property is insured against fire and other casualty in an amount the Company believes to be adequate.

         The following table lists the Company's leased offices by location as of September 25, 2001, and certain other information:

                         APPROXIMATE TOTAL                          APPROXIMATE
                          AREA LEASED IN      EXPIRATION DATE         CURRENT
                          SQUARE FOOTAGE         OF LEASE           ANNUAL RENT
                          ------------------------------------------------------
Newtown, Connecticut......   58,363           August 30, 2011(2)     $393,950
Aston, Pennsylvania.......    4,900        September 30, 2002          40,300(1)
Gland, Switzerland........    3,000          January 31, 2001(2)       13,800(1)
---------------
(1) Includes proportionate cost of utilities, repairs, cleaning, snow removal, taxes and insurance.
(2)  Contains renewal option as listed below:
              Newtown, Connecticut........................5 years
              Gland Switzerland...........................1 year

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
         ---------------------------------------------------
         Not applicable.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------
         From February 27, 1996 to July 24, 1998, the Common Stock and Warrants to Purchase Common Stock of the Company had been traded and quoted through the National Association of Securities Dealers Inc. ("NASDAQ") National Market System under the symbols "SIMA" and "SIMAW," respectively. From July 24, 1998 to April 13, 1999, the Company's Common Stock and Warrants to purchase Common Stock had been traded and quoted through the NASDAQ SmallCap Market under the same symbols used on NASDAQ's National Market System. The Company transferred to the NASDAQ SmallCap Market when its Common Stock and Warrants no longer satisfied the National Market System minimum maintenance requirements for the market capitalization of the Common Stock's public float. As of April 14, 1999, the Company's Common Stock and Warrants to Purchase Common Stock were traded and quoted through the Over the Counter Bulletin Board ("OTCBB"). The Company transferred to the OTCBB when its Common Stock and Warrants no longer satisfied the NASDAQ SmallCap Market's minimum maintenance requirements for the market capitalization of the Common Stock's public float and the minimum bid price of the Common Stock. The Company's Warrants expired as of February 27, 2001.

         The following table sets forth the range of high and low bids for the Company's Common Stock and Warrants for the periods indicated as reported by the NASDAQ SmallCap Market and OTCBB.

                                 Stock                   Warrants
                          -------------------       -------------------
  QUARTER ENDED            High         Low          High         Low
-------------------       ------       ------       ------       ------
September 30, 1999          .56          .56          .13          .01
December 31, 1999           .31          .31          .01          .01
March 31, 2000             1.69         1.69          .25         .001
June 30, 2000              1.02         1.02          .14          .04
September 30, 2000          .94          .94          .04          .04
December 31, 2000           .44          .44          .01          .01
March 31, 2001              .44          .44          N/A          N/A
June 30, 2001               .51          .51          N/A          N/A

         The prices presented in the table are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices presented may not reflect actual transactions.

         On September 21, 2001, the closing price of the Common Stock of the Company, as reported by the OTCBB, was $.47 per share. On September 21, 2001, the Company had 39 stockholders of record. The Company has been informed by its registrar and transfer agent that these are holders in nominee name. The Company believes that the number of beneficial holders is greater.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------
         The following discussion and analysis provides information which the Company's management believes, is relevant to an assessment and understanding of the Company's results of operations and financial condition. All references to full years are to the applicable fiscal year of the Company. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         During Fiscal Year 2001 and in the first quarter of Fiscal Year 2002, the Company implemented an extensive restructuring program resulting in a significant reduction in costs, and an improved cash position. As part of the Company's restructuring program, the Company, in the first quarter of fiscal year 2002, completed the sale of 90% of the common stock of its wholly-owned subsidiary, Tooltex, Inc. and entered into a sale and leaseback arrangement for its Newtown, Connecticut manufacturing facility (see Note Q to the consolidated financial statements). Also, through layoffs and attrition made throughout the year, the Company estimates that it has reduced expenses by approximately $1,800,000 on an annualized basis.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

         NET SALES. Net sales in fiscal year 2001 decreased $2,976,000 or 20.8% compared with sales of the prior fiscal year. This decrease is primarily attributable to a decline in sales at Tooltex, a wholly owned subsidiary substantially disposed of in the first quarter of fiscal year 2002, as well as the plastic welding equipment product line. Other reasons for this decline include a slowdown in the economy, in general, and a particular softness in the auto industry, a major user of plastic welding equipment. Despite the decline in overall sales, the liquid processing product line continued its positive trend, growing at 5.9% in the current fiscal year. Although the Company anticipates that the sale of Tooltex will adversely affect its revenue for the fiscal year 2002, the Company believes the sale should have a positive impact on the Company's cash flow in the future.

         COST OF SALES. Corresponding to the sales decline, cost of sales decreased $1,379,000 in the current fiscal year. This decline was net of a charge for inventory losses of $755,000 which related to 1) a writedown of Tooltex inventory to net realizable value in connection with the pending sale and 2) a Sonics inventory reserve of $441,000 primarily for excess and obsolete spare parts. After excluding the effect of these inventory charges from cost of sales, gross profit margins improved slightly in the current year, increasing from 36.1% in fiscal year 2000 to 38.2% in the current fiscal year.

         SELLING EXPENSES. In the current fiscal year, selling expenses decreased by $459,000 or 15.6%. Declining sales resulted in a significant decline in commissions paid to manufacturers' representatives. Sales department expenses such as payroll, advertising and trade show costs were also reduced to adjust the business to current volume levels.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the current fiscal year increased by $165,000 or 14.1% over the comparable prior year. The principal reason for the increase in this expense category was higher legal and accounting fees and writedowns of assets associated with the sale of Tooltex.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses remained at approximately the same level as in the prior fiscal year.

         LOSS ON ASSETS HELD FOR SALE. In August, 2001 the Company completed the sale of 90% of the common stock of Tooltex to PK Spur Co., whose principal shareholders are Tooltex president, Paul Spurgeon, and Kathy Spurgeon. During fiscal year 2001, the Company adjusted the net assets of Tooltex, Inc. to their net realizable values based on the consideration to be paid by the buyer of $125,000. The loss on assets held for sale of $1,016,000 includes a writedown of unamortized goodwill of $874,000, a writedown of fixed assets of $115,000, and estimated transaction costs of approximately $27,000.

         INTEREST EXPENSE. Interest expense declined $56,000 or 13.5% compared with the prior fiscal year. This decline was due both to interest rate reductions during the year as well as overall debt reduction. All of the Company's debt is subject to floating interest rates based on LIBOR. In fiscal year 2002, interest expense will decline significantly as a result of the pay-off of the Connecticut Industrial Revenue Bonds associated with the sale of the Company's manufacturing facility.

         INTEREST AND OTHER INCOME. Interest and other income in the current fiscal year declined principally as a result of lower interest income owing to invested cash being used for other working capital needs.

         INCOME TAXES. The Company's effective combined federal and state tax rate for fiscal 2001 was 4% as compared to 38% in fiscal 2000. At June 30, 2001 management established a valuation allowance on all deferred tax assets due to uncertainty as to their ultimate realization.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

         NET SALES. Net sales for fiscal 2000 increased $1,958,000 or 15.8% over fiscal 1999. This increase is primarily the result of increased domestic sales generated by the sale of specialized equipment by Sonics and the Company's formerly wholly owned subsidiary, Tooltex.

         COST OF SALES. Cost of sales increased $2,166,000 from fiscal 1999 to fiscal 2000, This increase is primarily the result of specialized equipment generated by Sonics and, Tooltex, which typically has lower margins than the Company's standard equipment. In fiscal 2000, an increased portion of the customer base for the Company's ultrasonic liquid processing products purchased from Company distributors as opposed to the Company's manufacturer representatives. As a result, cost of goods percentage was effected by volume distributor discounts.

         SELLING EXPENSES. Selling expenses for fiscal 2000 decreased $49,000 or 1.6% over fiscal 1999. As a percentage of net sales these expenses decreased to 20.5% in fiscal 2000 from 24.1% in fiscal 1999. This is due to greater sales to distributorships as opposed to manufacturer representatives in the Company's ultrasonic liquid processing line.

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

         INTEREST AND OTHER INCOME. Interest income decreased $18,000 or 22.9% in fiscal 2000. This is due to the use of invested funds to repay Tooltex bank debt of $187,000.

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

         INCOME TAXES. The Company's effective federal and state income tax rate for fiscal 2000 was approximately 38% as compared to 3% in fiscal 1999. During 1999, management determined that the tax benefits of deferred tax assets were realizable and accordingly, reversed the entire valuation allowance that had been established in the prior year. There were no such offsetting adjustments to income tax expense in fiscal 2000. However, federal taxes liabilities are expected to be lower than the current year's provision due to the availability of the loss from discontinued operations and net operating loss carryforwards

LIQUIDITY AND CAPITAL RESOURCES

         The Company continued to improve its balance sheet in fiscal year 2001, both in terms of liquidity and in terms of its capital structure. The working capital ratio rose from 2.46 times at June 30, 2000 to 2.60 times at June 30, 2001. Accounts receivable levels at fiscal year-end 2001 were down significantly reflecting improved collections performance. Although the nature of the Company's business necessitates a heavy investment in inventory, management continues its efforts to minimize inventory levels to improve liquidity.

         The Company's principal outside source of working capital is a $1,500,000 bank credit facility (the "Line of Credit"). The Line of Credit bears interest at the Bank's base lending rate (6.75% at June 30, 2001). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at June 30, 2001 was $1,190,000, is due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. Indebtedness under the Company's Line of Credit, industrial revenue bonds, and the term loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's new manufacturing facility. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth, and leverage and fixed charge coverage ratios, as defined. In September, 2001 the Company paid the Line of Credit down by $400,000.

         Significant improvement was also made in the capital structure of the Company. As explained in Note Q to the consolidated financial statements, the Company, in August 2001, entered into a sale and leaseback arrangement for its Newtown, Connecticut manufacturing facility. Although not reflected in the June 30, 2001 balance sheet, this transaction will eliminate virtually all of the Company's long-term debt while adding $483,000 to its cash balances. The Company expects to significantly improve its debt/equity ratio, declining from approximately 1 to 1 at June 30, 2000 to an expected 0.5 to 1 in the first fiscal quarter of 2002.

         The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis, at least 1.40 on a trailing six-month basis and minimum tangible net worth of at least $5,150,000. At June 30, 2001, the Company was in violation of all three tests. The bank has provided a waiver of these violations as of June 30, 2001 and has agreed to renegotiate these covenants for succeeding periods based on the significant changes which took place in the business in the first fiscal quarter of 2002.

IMPACT OF INFLATION

         The Company does not believe that inflation significantly affected its results of operations for the 2001 fiscal year.

MARKET RISK

         The Company does not hold or trade derivative instruments. Financial instruments subject to changes in interest rates consist primarily of floating rate debt. Due to the repayment in August 2001 of its Industrial Development Bonds, the Company's exposure to interest rate fluctuations is not material. The Company's transactions are generally conducted and its accounts are denominated in U.S. dollars. Consequently, exposure to foreign currency risk is not significant.

RECENTLY ISSUED PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addressed the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addressed the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of June 30, 2001, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------
         The response to this item is submitted in this report under the heading "Financial Statements" and is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
         Not applicable.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------
         Information required by this Item 9 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of Sonics' fiscal year ended June 30, 2001, relating to its 2001 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------
         Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of Sonics' fiscal year ended June 30, 2001, relating to its 2001 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of Sonics' fiscal year ended June 30, 2001, relating to its 2001 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  Exhibits.

         3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).
         3(ii) Amended By-laws of the Registrant (incorporated by reference from Exhibit 3.2 of Registration Statement No. 33-96414).
         3(iii) Form of Warrant Agreement between Registrant and Warrant Agent (incorporated by reference from Exhibit 4.3 of Amendment No. 3 to Registration Statement No. 33-96414).
         10(i)    Form of Employment Agreement between the Registrant and Robert
                  S. Soloff (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-96414).
         10(ii) 1995 Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference from Exhibit 10.3 of Registration Statement No. 33-96414).
         10(iii) Lease between Registrant and Aston Investment Associates (Aston, PA) (incorporated by reference from Exhibit 10.5 of Registration Statement No. 33-96414).
         10(iv) Lease between Registrant and Janine Berger (Gland, Switzerland) (incorporated by reference from Exhibit 10.7 of Registration Statement No. 33-96414).
         10(v) Form of Sales Representation Agreement (incorporated by reference from Exhibit 10.8 of Registration Statement No. 33-96414).
         10(vi) Form of Sales Distribution Agreement (incorporated by reference from Exhibit 10.9 of Registration Statement No. 33-96414).

         10(vii) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant ( incorporated by reference from Exhibit 10(xii) of the Registrant's Form 10KSB for the year ended June 30, 1997).
         10(viii) Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10(xiii) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(ix) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit 10(xiv) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(x) General Security Agreement from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10(xvii) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(xi) Lease between Registrant and Acme Realty, dated August 30, 2001(filed herewith).
         10(xii) Stock Purchase Agreement by and between PK Spur Co., and Sonics & Materials, Inc., with Respect to 90% of the Issued and Outstanding Shares of Common Stock of Tooltex, Inc., dated August 21, 2001(filed herewith).
         21 Subsidiaries of the Registrant (incorporated by reference from Exhibit (21 of the Registrants Form 10KSB for the year ended June 30, 1998).

         (b)

         On August 27, 2001, the Company filed a Current Report on Form 8-K announcing the sale of 90% of the Common Stock of Tooltex to PK Spur, Co.

         On August 31, 2001, the Company filed a Current Report on Form 8-K announcing the Sale-Leaseback of the Company's Newtown, Connecticut Manufacturing Facility.

         On September 14, 2001, the Company filed a Current Report on Form 8-K disclosing the disposition of its facility in Newtown, Connecticut.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2001

                                                     SONICS & MATERIALS, INC.

                                                     By:  /s/ ROBERT S. SOLOFF
                                                          ----------------------
                                                          ROBERT S. SOLOFF
                                                          CHAIRMAN AND PRESIDENT


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                         Title                         Date
     ---------                         -----                         ----

/s/ ROBERT S. SOLOFF        Chairman, President, Treasurer,   September 27, 2001
-----------------------     Chief Executive and Chief
(ROBERT S. SOLOFF)          Financial Officer



/s/ LAUREN H. SOLOFF        Secretary and Director            September 27, 2001
-----------------------
(LAUREN H. SOLOFF)



/s/ Ronald Kalb             Director                          September 27, 2001
-----------------------
(RONALD KALB)



/s/ JACK T. TYRANSKY        Director                          September 27, 2001
-----------------------
(JACK T. TYRANSKY)



/s/ STEVEN A. BOWEN         Controller                        September 27, 2001
-----------------------     Principal Accounting Officer
(STEVEN A. BOWEN)

                                  EXHIBIT INDEX

EXHIBIT                                                                       LOCATION OF EXHIBIT IN
  NO.                     DESCRIPTION                                       SEQUENTIAL NUMBERING SYSTEM
-------                   -----------                                       ---------------------------
3(i)     Certificate of Incorporation of the Registrant,         Incorporated by reference from Exhibit 3.1 of
         as amended.                                             Amendment No. 3 to Registration Statement No.
                                                                 33-96414

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

10(iv)   Lease between Registrant and Janine Berger              Incorporated by reference from 10.7 of
         (Gland, Switzerland).                                   Registration Statement No. 33-96414

10(v)    Form of Sales Representation Agreement.                 Incorporated by reference from Exhibit 10.8 of
                                                                 Registration Statement No. 33-96414

10(vi)   Form of Sales Distribution Agreement.                   Incorporated by reference from Exhibit 10.9 of
                                                                 Registration Statement No. 33-96414

10(vii)  Credit Agreement, dated September 19, 1997,             Incorporated by reference from Exhibit 10(xii)
         between Brown Brothers Harriman & Co. and               of the Registrant's Form 10-KSB for the year
         Registrant                                              ended June 30, 1997

10(viii) Term Loan Note of Registrant, dated September           Incorporated by reference from Exhibit 10(xiii)
         19, 1997, payable to the order of Brown Brothers        of the Registrant's Form 10-KSB for the year
         Harriman & Co. in the original principal amount         ended June 30, 1997
         of $427,000.

10(ix)   Line of Credit Note of Registrant, dated                Incorporated by reference from Exhibit 10(xiii)
         September 19, 1997, payable to the order of             of the Registrant's Form 10-KSB for the year
         Brown Brothers Harriman & Co. in the original           ended June 30, 1997
         principal amount of $1,500,000.

10(x)    General Security Agreement from Registrant to           Incorporated by reference from Exhibit 10(xvii)
         Brown Brothers Harriman & Co. dated September           of the Registrant's Form 10-KSB for the year
         19, 1997.                                               ended June 30, 1997

10(xi)   Lease between Registrant and Acme Realty dated          Filed herewith.
         August 30, 2001.

10(xii)  Stock Purchase Agreement by and between PK Spur         Filed herewith.
         Co., and Sonics & Materials, Inc., with Respect
         to 90% of the Issued and Outstanding Shares of
         Common Stock of Tooltex, Inc., dated August
         21, 2001.

21       Subsidiaries of the Registrant.                         Incorporated by reference from Exhibit 10(xviii)
                                                                 of the Registrants Form 10KSB for the year ended
                                                                 June 30, 1998.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------





                                                                  Page
                                                                  ----

Report of Independent Certified Public Accountants                 F-2

Consolidated Financial Statements

       Balance Sheets                                              F-3

       Statements of Income (Loss)                                 F-4

       Statement of Stockholders' Equity                           F-5

       Statements of Cash Flows                                 F-6 - F-7

       Notes to Financial Statements                            F-8 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Sonics & Materials, Inc.

         We have audited the accompanying consolidated balance sheets of Sonics & Materials, Inc. and its subsidiary as of June 30, 2000 and 2001, and the related consolidated statements of income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. and its subsidiary as of June 30, 2000 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                     Schneider & Associates LLP


Jericho, New York
September 6, 2001

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,
                                                            ---------------------------------
                                                                2000                  2001
                                                            -----------           -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                $   728,993           $   820,835
   Accounts receivable, net of allowance for doubtful
       accounts of $88,470 and $53,470 in 2000 and 2001       2,692,786             1,335,861
   Inventories                                                4,489,967             3,961,383
   Deferred income taxes                                         75,048                    --
   Other current assets                                          75,865                65,788
                                                            -----------           -----------
       Total current assets                                   8,062,659             6,183,867

PROPERTY AND EQUIPMENT - net                                  4,050,052             3,754,724

GOODWILL - net of accumulated amortization of
   $166,508 in 2000                                            929,091                     --

OTHER ASSETS                                                    672,215               618,925
                                                            -----------           -----------
       Total assets                                         $13,714,017           $10,557,516
                                                            ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable - bank                                      $ 1,290,000           $ 1,190,000
   Current maturities of long-term debt                         331,097               186,781
   Accounts payable                                             701,929               347,580
   Customer advances                                            133,816               147,535
   Commissions payable                                          193,356                76,903
   Accrued expenses                                             626,691               452,734
                                                            -----------           -----------
       Total current liabilities                              3,276,889             2,401,533

LONG-TERM DEBT                                                3,584,390             3,381,460
                                                            -----------           -----------
       Total liabilities                                      6,861,279             5,782,993

COMMITMENTS - see notes

STOCKHOLDERS' EQUITY
   Common stock - par value $.03 per share; authorized
       10,000,000 shares; issued and outstanding
       3,520,100 shares at June 30, 2000 and 2001               105,603               105,603
   Additional paid-in capital                                 6,575,010             6,575,010
   Retained earnings (accumulated deficit)                      172,125            (1,906,090)
                                                            -----------           -----------
       Total stockholders' equity                             6,852,738             4,774,523
                                                            -----------           -----------
       Total liabilities and stockholders' equity           $13,714,017           $10,557,516
                                                            ===========           ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                          Years ended June 30,
                                                      -----------------------------
                                                         2000              2001
                                                      -----------       -----------
Net sales                                             $14,323,644       $11,347,937
Cost of sales                                           9,147,385         7,767,931
                                                      -----------       -----------
   Gross profit                                         5,176,259         3,580,006
                                                      -----------       -----------
Operating expenses:
   Selling                                              2,936,169         2,477,305
   General and administrative                           1,175,433         1,340,930
   Research and development                               407,525           410,346
   Loss on assets held for sale                              --           1,016,094
                                                      -----------       -----------
       Total operating expenses                         4,519,127         5,244,675
                                                      -----------       -----------
Operating income (loss)                                   657,132        (1,664,669)
                                                      -----------       -----------
Other income (expense):
   Interest expense                                      (415,975)         (359,715)
   Interest and other income                               61,943            19,906
                                                      -----------       -----------
       Total other income (expense)                      (354,032)         (339,809)
                                                      -----------       -----------
Income (loss) before income taxes                         303,100        (2,004,478)
Provision for income taxes                                116,140            73,737
                                                      -----------       -----------
Income (loss) from continuing operations                  186,960        (2,078,215)

Loss from discontinued operations
   (net of income tax benefit of $65,557)                (107,121)             --
                                                      -----------       -----------
Net income (loss)                                     $    79,839       $(2,078,215)
                                                      ===========       ===========
Per share:

Basic:
Income (loss) from continuing operations              $       .05       $      (.59)
Loss from discontinued operations                            (.03)             --
                                                      -----------       -----------
Net income (loss)                                     $       .02       $      (.59)
                                                      ===========       ===========
Diluted:
Income (loss) from continuing operations              $       .05       $      (.59)
Loss from discontinued operations                            (.03)             --
                                                      -----------       -----------
Diluted net income (loss) per share                   $       .02       $      (.59)
                                                      ===========       ===========
Shares used in basic per share computation              3,520,100         3,520,100

Incremental shares from issuance of common stock
   options and warrants                                    60,375              --
                                                      -----------       -----------
Shares used in diluted per share computation            3,580,475         3,520,100
                                                      ===========       ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                       Years ended June 30, 2000 and 2001


                                            Common Stock                              Retained
                                      ------------------------        Additional      Earnings
                                                         Par            Paid-in     (Accumulated     Stockholders'
                                       Shares           Value           Capital       Deficit)          Equity
                                      ---------       --------        ----------    -----------      -----------
Balances - July 1, 1999               3,520,100       $105,603        $6,575,010    $    92,286      $ 6,772,899

Net income                                   --             --                --         79,839           79,839
                                      ---------       --------        ----------    -----------      -----------
Balances - June 30, 2000              3,520,100        105,603         6,575,010        172,125        6,852,738

Net loss                                     --             --                --     (2,078,215)      (2,078,215)
                                      ---------       --------        ----------    -----------      -----------
Balances - June 30, 2001              3,520,100       $105,603         6,575,010    $(1,906,090)     $ 4,774,523
                                      =========       ========        ==========    ===========      ===========




























                   The accompanying notes are an integral part of these consolidated financial statements.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years ended June 30,
                                                     ----------------------------------
                                                        2000                   2001
                                                     -----------            -----------
Cash flows from operating activities
  Net income (loss)                                  $    79,839            $(2,078,215)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
        Net loss from discontinued operations            107,121                     --
        Depreciation                                     151,829                162,623
        Amortization of goodwill                          55,503                 55,503
        Loss on assets held for sale                          --                989,362
        Reserves and allowances                               --                730,844
  Decrease (increase) in:
     Accounts receivable                                (703,839)             1,160,195
     Inventories                                         488,542               (222,237)
     Other current assets                                  9,646                 15,229
     Prepaid income taxes                                     --                 (9,951)
     Deferred income taxes                               (14,065)                75,048
     Other assets                                         59,196                104,540
  Increase (decrease) in:
     Accounts payable                                    122,162               (199,840)
     Customer advances                                   (70,964)                45,503
     Commissions payable                                  51,910               (117,087)
     Income taxes                                         80,008                     --
     Accrued expenses                                    161,879               (113,118)
                                                     -----------            -----------

  Net cash provided by operating activities              578,767                598,399
                                                     -----------            -----------

  Cash provided by discontinued operations                93,943                     --
                                                     -----------            -----------
Cash flows from investing activities:
     Purchase of property and equipment                  (95,059)               (59,311)
     Short-term investments                              400,000                     --
     Restricted cash from industrial revenue bond        136,000                     --
                                                     -----------            -----------
  Net cash provided by (used in) investing activities    440,941                (59,311)
                                                     -----------            -----------
Cash flows from financing activities:
     Payments of note payable - bank                    (175,101)              (100,000)
     Payments of long-term debt                         (522,123)              (289,932)
     Payments of capital lease obligations               (38,034)               (57,314)
                                                     -----------            -----------
  Net cash used in financing activities                 (735,258)              (447,246)
                                                     -----------            -----------
Net increase in cash and cash equivalents                378,393                 91,842

Cash and cash equivalents at beginning of year           350,600                728,993
                                                     -----------            -----------
Cash and cash equivalents at end of year             $   728,993            $   820,835
                                                     ===========            ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            Years ended June 30,
                                                     ----------------------------------
                                                         2000                   2001
                                                     -----------            -----------

Supplemental information:
  Cash paid during the period for:
     Interest                                        $   412,017            $   400,415
                                                     ===========            ===========
     Income taxes                                    $    49,386            $     2,595
                                                     ===========            ===========

























                   The accompanying notes are an integral part of these consolidated financial statements.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------

NOTE A - BUSINESS

         Sonics & Materials, Inc. (the "Company") is a manufacturer and distributor of ultrasonic assembly and liquid processing machinery and equipment. The Company also manufactures automated systems used in the plastics industry through its subsidiary, Tooltex, Inc., which is located in Grove City, Ohio. Sales are made throughout the United States, Europe, Asia, South America and Australia. The Company's headquarters and principal manufacturing operations are located in Newtown, Connecticut.

         In August 2001, the Company completed the sale of a 90% interest in Tooltex (see Note Q).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

         These financial statements include the accounts of the Company and its wholly-owned subsidiary, Tooltex, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------

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

         Goodwill

         Goodwill represents the excess purchase price paid over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis over a twenty-year period. Amortization expense for the years ended June 30, 2000 and 2001 was $55,503 and $55,503, respectively.

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

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------

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

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


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

         Cash Equivalents

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2000 and 2001 consisted of money market funds.

         Revenue Recognition

         Revenue is recognized upon the shipment of finished merchandise to customers. Allowance for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 during fiscal 2001. Management believes that the Company's revenue recognition policy complies with the provisions of SAB 101 and that the adoption of SAB 101 has had no material effect on the financial position or results of operations of the Company.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


         Research and Development Costs

         Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

         Fair Value of Financial Instruments

         Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's debt approximates the carrying value. Furthermore, the carrying values of all other financial instruments potentially subject to valuation risk (principally consisting of cash, cash equivalents, accounts receivable and accounts payable) also approximate fair value due to their short-term nature.

         Advertising Costs

         All costs related to advertising are expensed in the period incurred. Advertising costs were approximately $175,000 and $112,000 for the years ended June 30, 2000 and 2001, respectively.

         Recently issued pronouncements

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addressed the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addressed the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


         intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of June 30, 2001, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE C - DISCONTINUED OPERATIONS

         In May 2000, management and the board of directors elected to discontinue the Company's VibraSurge operation after reviewing the marketability of its line of ultrasonic surgical products and its recurring operating losses. As a result, the Company's balance sheets, statements of income, and statements of cash flows have been reclassified to report the net assets and operating results of the VibraSurge business as discontinued for 2000. As of June 30, 2000, VibraSurge operations have ceased and remaining net assets, consisting principally of inventory and accounts receivable, have been written off.

NOTE D - LOSS ON ASSETS HELD FOR SALE

         In connection with the sale of a 90% interest in its Tooltex subsidiary in August 2001, the Company has adjusted the net assets of Tooltex to their estimated net realizable values in the current Statement of Income (Loss). The loss on assets held for sale of $1,016,000 includes a writedown of unamortized goodwill of $874,000, a writedown of fixed assets of $115,000, and estimated transaction costs of approximately $27,000. The Company also recorded in fiscal 2001 a Tooltex inventory reserve through cost of sales of approximately $314,000 and a bad debt charge through general and administrative expenses of $35,000.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


NOTE E - INVENTORIES

         Inventories consist of the following:

                                                June 30,             June 30,
                                                  2000                 2001
                                               ----------           ----------
         Raw materials                         $  967,971           $  898,284
         Work-in-process                        2,128,815            1,890,542
         Finished goods                         1,393,181            1,172,557
                                               ----------           ----------
                                               $4,489,967           $3,961,383
                                               ==========           ==========

         During fiscal 2001, the Company established a reserve for excess and obsolete inventory of $441,000. The charge to operations was recorded through cost of sales. Inventories at June 30, 2001 are stated net of the reserve.

NOTE F - PROPERTY  AND EQUIPMENT

         A summary of property and equipment follows:

                                                June 30,             June 30,
                                                  2000                 2001
                                               ----------           ----------
         Land                                  $  462,486           $  462,486
         Building                               3,219,205            3,219,205
         Trade show booth                          50,494                   --
         Machinery and equipment                1,017,586              943,148
         Tooling                                  147,449              146,482
         Office furniture and equipment           319,619              308,663
         Leasehold improvements                    49,890                   --
         Transportation equipment                  60,441               60,441
         Data processing equipment                718,706              618,673
                                               ----------           ----------
                                                6,045,876            5,759,098
         Less:  Accumulated depreciation        1,995,824            2,004,374
                                               ----------           ----------
                                               $4,050,052           $3,754,724
                                               ==========           ==========

         Depreciation expense was $151,829 and $162,623 in fiscal 2000 and 2001, respectively.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


         On August 31, 2001, the Company sold its Newtown, Connecticut property (see Note Q).

NOTE G - OTHER ASSETS

         At June 30, 2000 and 2001, the major components of other assets were:

                                                June 30,             June 30,
                                                  2000                 2001
                                               ----------           ----------
         Demonstration equipment - net of
            accumulated depreciation of
            $122,422 and $99,554 in 2000
            and 2001, respectively             $  537,815           $  364,192
         Other                                    134,400              254,733
                                               ----------           ----------
                                               $  672,215           $  618,925
                                               ==========           ==========

         Demonstration equipment is carried at cost less accumulated depreciation. Depreciation is provided for using straight-line and accelerated methods over the estimated useful life of seven years. The net book value is used to calculate any gain or loss on sale of the related demonstration equipment.

NOTE H - ACCRUED EXPENSES

         At June 30, 2000 and 2001, the major components of accrued expenses were:

                                                June 30,             June 30,
                                                  2000                 2001
                                               ----------           ----------
         Accrued compensation                  $  351,832           $  287,546
         Professional fees                         42,819               63,542
         Other accruals                           232,040              101,646
                                               ----------           ----------
                                               $  626,691           $  452,734
                                               ==========           ==========

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


NOTE I - BANK AND OTHER DEBT

         Note payable - bank

         Outstanding indebtedness against the bank line of credit is evidenced by a note bearing interest at the bank's base lending rate (6.75% at June 30, 2001). Advances under the line of credit are at the bank's sole discretion, are due on demand, and are limited to the lesser of $1,500,000 or a percentage of the Company's available borrowing base, as defined.

         Long-term debt
                                                June 30,             June 30,
                                                  2000                 2001
                                               ----------           ----------
         (a) Industrial Revenue Bonds          $3,509,211           $3,308,684
         (b) Bank term loan                       175,824              100,471
         (c) Capital lease obligations            216,400              159,086
         (d) Other loans                           14,052                   --
                                               ----------           ----------
                                                3,915,487            3,568,241
         Less:  Current portion                  (331,097)            (186,781)
                                               ----------           ----------
         Long-term debt                        $3,584,390           $3,381,460
                                               ==========           ==========

         (a) Industrial Revenue Bonds issued in December 1997 through the Connecticut Development Authority in the original principal amount of $3,810,000. The bonds were purchased by the Company's lender pursuant to the credit agreement between the parties. Interest on principal balances is payable at the rate of 75% of the bank's base lending rate. Principal is payable in 228 equal installments of $16,711 commencing in January 1999. The bondholder, however, may make written demand for redemption of all or a part of outstanding principal and accrued interest commencing in December 2000.

             The bonds were repaid from the proceeds of the sale of the Company's Newtown, Connecticut property in August 2001.

         (b) Term loan in the original amount of $427,000. The loan, as amended on July 21, 1998, is payable in nine monthly installments of $11,861 through July 1, 1998, fifty-one monthly installments of $6,269, and a final payment of the remaining

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------



             principal balance on October 1, 2002. The loan bears interest at the bank's base lending rate.

         (c) The Company has entered into three equipment leases which qualify for capitalization under applicable accounting guidelines. The leases expire at various dates through 2005.

         (d) Equipment loans payable in monthly installments through 2001, secured by financed assets.

             Indebtedness under the Company's line of credit, industrial revenue bonds, and the term loans are secured by substantially all of the assets of the Company, including a first mortgage lien on the Company's principal manufacturing facility. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth, and leverage and fixed charge coverage ratios, as defined. At June 30, 2001, the Company was in violation of its tangible net worth and fixed charge coverage ratios. The bank has provided a waiver for these violations.

             The aggregate maturities of long-term debt for the next five fiscal years, adjusted for the repayment of bonds in August 2001, are as follows:

                     Year ending
                      June 30,
                     -----------
                        2002                   $186,781
                        2003                     43,935
                        2004                     31,642
                        2005                     31,716
                        2006                         --

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


NOTE J - STOCKHOLDERS' EQUITY

         Warrants

         In February 2001, all outstanding common stock purchase warrants, consisting of 1,705,000 warrants exercisable at $6.00 per share and 100,000 warrants exercisable at $.25 per share, expired.

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

         All employee options issued to date under the Plan have a five-year term and vest evenly over the first three years commencing on the date of grant. Director options vest over a one-year period. At June 30, 2001, there were 189,000 shares available for future grant under the Plan.

         Nonqualified Stock Options

         The Company has also granted nonqualified stock options for 285,366 shares of common stock at option prices ranging from $.31 to $1.03 per share expiring at various dates through 2004.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------



         Summary Information

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for the stock option awards in fiscal 2000 and 2001 consistent with the provisions of SFAS No. 123, net income would have decreased by approximately $29,000 and $4,800 and earnings per share reduced by $.01 and $.01 in 2000 and 2001, respectively.

         The weighted average fair value at date of grant for all options granted in fiscal 2000 was $.26. There were no option grants in 2001. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  2000
                                                --------
         Expected stock price volatility          45.8%
         Expected life of options               4 years
         Risk-free interest rate                  5.91%
         Expected dividend yield                     0%

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------



         For the two years ended June 30, 2001, option activity was as follows:

                                                                     Weighted-
                                                                      average
                                                 Number              Exercise
                                                of Shares              Price
                                               ----------           ----------
         Outstanding at June 30, 1999             434,866                $1.49
         Granted                                   57,000                  .60
         ---------------------------------------------------------------------
         Outstanding at June 30, 2000             491,866                 1.39
         Expired                                  (53,500)                5.00
         Canceled                                 (92,000)                 .87
         ---------------------------------------------------------------------
         Outstanding at June 30, 2001             346,366                $ .97
         =====================================================================


         The following table summaries information about stock options outstanding at June 30, 2001:

                           Options Outstanding            Options Exercisable
                                                               Weighted
                                                Weighted-       average                       Weighted-
                                                 average       Remaining                       average
            Range of            Number          Exercise      Contractual       Number        Exercise
         Exercise prices      Outstanding         Price          Life         Exercisable       Price
         ---------------      -----------       ---------     -----------     -----------     ---------
          $.22 -  $.63           60,976            $.48        3.0 years         54,309          $.49
          1.03 -  1.63          280,390            1.04        2.5 years        279,057          1.04
                  2.94            5,000            2.94        1.8 years          5,000          2.94
                              -----------                                     -----------
                                346,366            $.97                         338,366          $.98
                              ===========                                     ===========

NOTE K - COMMITMENTS

         Leases

         The Company leases certain facilities and vehicles under lease agreements that are classified as operating leases and expire in various years through 2003.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


         The following is a schedule of future minimum lease payments for operating leases as of June 30, 2001:

             Year ending
              June 30,

                2002                                     $142,310
                2003                                       26,337
                                                         --------
               Total                                     $168,647
                                                         ========

         Rental expense for operating leases totaled approximately $198,000 and $205,000 for the years ended June 30, 2000 and 2001, respectively.

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

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------



NOTE L - INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                     Years ended June 30,
                                               -------------------------------
                                                  2000                 2001
                                               ----------           ----------
         Current
                Federal                        $  120,839           $  (37,206)
                State                               9,366               40,289
                                               ----------           ----------
                                                  130,205                3,083
                                               ----------           ----------
         Deferred:
                Federal                           (14,065)            (590,877)
                State                                  --              (66,956)
                Less:  Valuation allowance             --              728,487
                                               ----------           ----------
                                                  (14,065)              70,654
                                               ----------           ----------
         Total tax provision                   $  116,140           $   73,737
                                               ==========           ==========

         The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                June 30,             June 30,
                                                  2000                 2001
                                               ----------           ----------
         Deferred tax assets:
                Unrealized loss on Tooltex
                   investment                  $       --           $  468,447
                Accrued expenses                   36,545                   --
                Allowance for doubtful accounts    30,080               30,080
                Inventories                        18,478              229,960
                                               ----------           ----------
         Total deferred tax assets                 85,103              728,487
         Deferred tax liabilities:
                Deferred charges                   10,055                   --
                                               ----------           ----------
         Subtotal                                  75,048              728,487
         Less:  Valuation allowance                    --             (728,487)
                                               ----------           ----------
         Net deferred tax asset                $   75,048           $       --
                                               ==========           ==========

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


         During fiscal 2001, management established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consist primarily of writedowns related to the subsequent sale of Tooltex, inventory reserves, and allowances for doubtful accounts.

         The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the consolidated financial statements:
                                                     Years ended June 30,
                                               -------------------------------
                                                  2000                 2001
                                               ----------           ----------
         Provision for federal income
                taxes at the statutory rate    $  103,156           $ (683,776)
         State and local taxes, net of
                federal tax effect                  4,620               17,975
         Nondeductible expenses                    26,071               11,051
         Change in valuation allowance                 --              728,487
         Tax credits                               (6,008)                  --
         Other                                    (11,699)                  --
                                               ----------           ----------
         Actual provision for income taxes     $  116,140           $   73,737
                                               ==========           ==========

NOTE M - 401(k) AND PROFIT SHARING PLANS

         The Company has a 401(k) plan for eligible employees. Under provisions of the plan, eligible employees may elect to contribute up to 15% of their annual compensation. In addition, the plan provides for the Company to make additional contributions at its discretion of up to 4% of each participant's annual compensation. Expenses under the 401(k) plan were approximately $31,000 and $33,000 for the years ended June 30, 2000 and 2001, respectively.

         The Company also has a nonqualified profit sharing plan. Under this plan, the Company distributes to eligible employees 10% of its pretax profits, based on a three-month moving average. Expenses under the profit sharing plan were approximately $14,000 and $-0- for the years ended June 30, 2000 and 2001, respectively.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------

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

         The Company operates in one business segment. Net sales by geographic area are as follows:

                                                      Year ended June 30,
                                               -------------------------------
                                                   2000                2001
                                               -----------         -----------
         United States                         $11,063,000         $ 8,760,000
         Europe                                  1,555,000           1,143,000
         Asia/Pacific Rim                        1,136,000             936,000
         Canada and Mexico                         363,000             286,000
         Other                                     207,000             223,000
                                               -----------         -----------
                                               $14,324,000         $11,348,000
                                               ===========         ===========

NOTE O - RELATED PARTY TRANSACTIONS

         The Company leases manufacturing facilities in Ohio from an entity owned by the selling stockholders of Tooltex under a five-year lease expiring in 2002. During the year ended June 30, 2000 and 2001, the Company incurred $84,320 and $84,320, respectively, for rental of these facilities.

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


NOTE P - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

         The following is a summary of the unaudited quarterly results of operations for 2000 and 2001:

                                                  2000                 2001
                                               ----------           ----------
         1st quarter
                Net revenues                   $3,507,110          $ 2,803,316
                Gross profit                    1,189,237            1,079,171
                Net income (loss)                  93,804              (91,711)
                Net income (loss) per share          $.03                $(.03)

         2nd quarter
                Net revenues                   $3,210,804          $ 2,926,626
                Gross profit                    1,247,462            1,022,756
                Net income (loss)                  45,622             (255,184)
                Net income (loss) per share          $.01                $(.07)

         3rd quarter
                Net revenues                   $3,665,932          $ 2,791,109
                Gross profit                    1,370,381            1,101,580
                Net income                         63,679               15,345
                Net income per share                 $.02                 $.01

         4th quarter
                Net revenues                   $3,939,798          $ 2,826,886
                Gross profit                    1,369,179              376,499
                Net loss                         (123,266)          (1,746,665)
                Net loss per share                  $(.04)               $(.50)

            SONICS & MATERIALS, INC. AND ITS SUBSIDIARY TOOLTEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 2001
                             ----------------------


NOTE Q - SUBSEQUENT EVENTS

         Sale of Tooltex stock

         On August 21, 2001, the Company sold a 90% interest in the stock of Tooltex to PK Spur Co. (PK), an Ohio corporation owned by the president of Tooltex, and his wife. In consideration, PK issued a $125,000 promissory note, payable in 23 installments of $2,000 including interest at 7% per annum commencing in October 2001, with a final balloon payment of outstanding principal and accrued interest. The note is guaranteed by the president and Tooltex, and is secured by a security interest in certain Tooltex assets. In conjunction with the sale, the Company and Tooltex entered into a representation and distribution agreement pursuant to which Tooltex will sell and distribute the Company's products.

         The Company will change the accounting for its investment in Tooltex from the consolidation to the cost method, effective on the date of sale. Tooltex reported sales of approximately $2.6 million (unaudited) and a net loss of approximately $219,000 (unaudited) in fiscal 2001.

         Sale of Company facility

         On August 31, 2001, the Company sold to Acme Realty (Acme), a New York general partnership, its manufacturing facility located in Newtown, Connecticut for $4,000,000 in cash, less estimated expenses of approximately $240,000. The Company used the proceeds to pay outstanding Industrial Revenue Bond principal and accrued interest totaling $3,289,000, and to increase working capital. In conjunction with the sale, the Company entered into a triple net lease with Acme for an initial term of ten years plus two five-year renewal options.