Form 10KSB40/A
period 2001-06-30
SONICS & MATERIALS INC
filed 2001-09-28
CIK 1000166

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------
                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB
--------------------------------------------------------------------------------
(MARK ONE)
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


         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. and its subsidiary as of June 30, 2000 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



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