Form 10QSB
period 2001-09-30
SONICS & MATERIALS INC
filed 2001-11-14
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   ------------------------------------------
                                   FORM 10-QSB
                   ------------------------------------------

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER: 0-20753


                            SONICS & MATERIALS, INC.
        -----------------------------------------------------------------
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

                         Yes [X]                 No [ ]

     As of November 14, 2001, there were 3,520,100 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):

                         Yes [ ]                 No [X]

================================================================================

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                               NO.


Item 1.  Financial Statements *

         Consolidated Condensed Balance Sheets -
             September 30, 2001 and June 30, 2001..............................3

         Consolidated Condensed Statements of Operations -
             For the Three Months Ended September 30,
             2001 and 2000.....................................................4

         Consolidated Condensed Statements of Cash Flows -
             For the Three Months Ended September 30,
             2001 and 2000.....................................................5

         Notes to Consolidated Condensed Financial Statements..................6


Item 2.  Management's Discussion and Analysis or  Plan of Operations...........8






PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................................10


SIGNATURES....................................................................11


INDEX TO EXHIBITS.............................................................12






* The Balance Sheet at June 30, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            SONICS & MATERIALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              As of
                                                                September 30,        June 30,
                                                                    2001              2001
                                                                ------------      ------------
                                                                 (Unaudited)            *
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                   $  1,080,715      $    820,835
    Accounts receivable, net of allowance for doubtful
       accounts of $53,470 at September 30, 2001 and
       June 30, 2001                                               1,371,228         1,335,861
    Inventories                                                    3,834,862         3,961,383
    Other current assets                                              26,975            65,788
                                                                ------------      ------------
         Total current assets                                      6,313,780         6,183,867

PROPERTY PLANT & EQUIPMENT - NET                                     586,723         3,754,724

OTHER ASSETS                                                         214,521           618,925
                                                                ------------      ------------
                                                                $  7,115,024      $ 10,557,516
                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Note payable - bank                                         $    790,000      $  1,190,000
    Current maturities of long-term debt                             132,243           186,781
    Accounts payable                                                 345,066           347,580
    Customer advances                                                249,731           147,535
    Commissions payable                                               72,994            76,903
    Accrued expenses                                                 284,460           452,734
                                                                ------------      ------------
         Total current liabilities                                 1,874,494         2,401,533

LONG-TERM DEBT                                                        94,322         3,381,460

DEFERRED GAIN ON SALE OF REAL ESTATE                                 328,317              --
                                                                ------------      ------------
         Total liabilities                                         2,297,133         5,782,993

STOCKHOLDERS' EQUITY
    Common stock - par value $.03 per share; authorized,
       10,000,000 shares; issued and outstanding, 3,520,100
       shares at September 30, 2001 and June 30, 2001                105,603           105,603
    Additional paid in capital                                     6,575,010         6,575,010
    Retained earnings (accumulated deficit)                       (1,862,722)       (1,906,090)
                                                                ------------      ------------
         Total stockholders' equity                                4,817,891         4,774,523
                                                                ------------      ------------
                                                                $  7,115,024      $ 10,557,516
                                                                ============      ============

*  Taken from the audited financial statements at June 30, 2001.

        The accompanying notes are an integral part of these statements.

                            SONICS & MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         For the Three Months Ended
                                                September 30,
                                       ------------------------------
                                           2001              2000
                                       ------------      ------------
Net sales                              $  2,128,334      $  2,803,316
Cost of sales                             1,310,893         1,724,145
                                       ------------      ------------

Gross profit                                817,441         1,079,171
                                       ------------      ------------

Operating expenses
     Selling expense                        388,143           684,740
     General and administrative             226,474           282,272
     Research and development                95,597           101,655
                                       ------------      ------------
         Total operating expenses           710,214         1,068,667
                                       ------------      ------------

Operating income (loss)                     107,227            10,504

Other income (expense)
     Gain on sale of real estate              8,418
     Interest expense                       (87,408)         (114,046)
     Interest and other Income               15,131            11,831
                                       ------------      ------------
                                            (63,859)         (102,215)
                                       ------------      ------------

Income (loss) before provision for
income taxes                                 43,368           (91,711)

Provision for income taxes                      --                --
                                       ------------      ------------

Net income (loss)                      $     43,368      $    (91,711)
                                       ============      ============

BASIC INCOME (LOSS) PER SHARE

Net income (loss)  per share           $       0.01      $       (.03)
                                       ------------      ------------
Weighted average number of shares
outstanding                               3,520,100         3,520,100
                                       ------------      ------------

                            SONICS & MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                    For the Three Months Ended September 30,




                                                             2001              2000
                                                         ------------      ------------
Net cash provided by (used in) operations                $    219,728      $    (98,245)

Net cash  provided by (used in) investing activities        3,781,828           (40,525)

Net cash used in financing activities                      (3,741,676)          (87,301)
                                                         ------------      ------------

Net increase (decrease) in cash for the period                259,880          (226,071)

Cash and cash equivalents - at beginning of period            820,835           719,183
                                                         ------------      ------------

Cash and cash equivalents - at end of period             $  1,080,715      $    493,112
                                                         ============      ============
Cash paid during period for:
         Interest                                        $     66,181      $    114,046
                                                         ============      ============
         Income taxes                                    $       --        $       --
                                                         ============      ============

                            SONICS & MATERIALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION
The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002.

The accompanying financial statements reflect the consolidated operations of Sonics & Materials, Inc., and its wholly-owned subsidiary Tooltex, Inc. through the date of the sale of 90% of the common stock of Tooltex, Inc. on August 21, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2:  SALE OF TOOLTEX STOCK
On August 21, 2001, the Company sold a 90% interest in the stock of Tooltex to PK Spur Co. (PK), an Ohio corporation owned by the president of Tooltex, and his wife. In consideration, PK issued a $125,000 promissory note, payable in 23 installments of $2,000 including interest at 7% per annum commencing in October 2001, with a final balloon payment of outstanding principal and accrued interest. The note is guaranteed by the president and Tooltex, and is secured by a security interest in certain Tooltex assets. In conjunction with the sale, the Company and Tooltex entered into a representation and distribution agreement pursuant to which Tooltex will sell and distribute the Company's products.

The Company changed the accounting for its investment in Tooltex from the consolidation to the cost method, effective on the date of sale. Tooltex reported sales of approximately $90,000 and a net loss of approximately $25,000 in the quarter ended September 30, 2001.

NOTE 3:  SALE OF COMPANY FACILITY
On August 31, 2001, the Company sold to Acme Realty (Acme), a New York general partnership, its manufacturing facility located in Newtown, Connecticut for $4,000,000 in cash, less expenses of $244,000. The Company used the proceeds to pay outstanding Industrial Revenue Bond principal and accrued interest totaling $3,289,000, and to increase working capital. In conjunction with the sale, the Company entered into a triple net lease with Acme for an initial term of ten years plus two five-year renewal options. The Company recorded a deferred gain on the sale of $337,000, which will be amortized over the lease term.

Following is a schedule of minimum lease payments due under the operating lease for the property:

               Years ending June 30,
               2002                          $  328,292
               2003                             323,185
               2004                             316,813
               2005                             326,522
               2006                             336,304
               thereafter                     1,903,843
                                             ----------
                                             $3,534,959
                                             ----------

NOTE 4:  NET INCOME PER SHARE
Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method. Stock options are antidilutive for all periods and accordingly, are not included in the per share computations.


NOTE 5:  LOAN COVENANTS
The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis and
1.40 on a trailing six-month basis, a minimum tangible net worth of at least $5,150,000 and a maximum leverage ratio of 1.50. At September 30, 2001, the Company was in violation of the trailing six-month fixed charge coverage ratio test and the minimum tangible net worth requirement. The bank has provided a waiver of these violations as of September 30, 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the unaudited financial statements included herein, see Item 1, and the financial information contained in the Company's latest annual report on Form 10-KSB for the year ended June 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

During the current fiscal quarter, the Company sold 90% of its wholly-owned subsidiary, Tooltex, Inc. This transaction affects the comparison of all components of the income statement since Tooltex, Inc. activity is included in the first quarter of fiscal 2001 whereas its activity in the current fiscal quarter is included only through the date of sale which was August 21, 2001. Tooltex reported sales of approximately $90,000 and a net loss of approximately $25,000 in the quarter ended September 30, 2001.

NET SALES. Overall, net sales declined 24.1% compared with the first quarter of fiscal year 2000. The drop in sales was caused by both a weakening economy, which specifically impacted the plastics welding product line, as well as the reduction in Tooltex, Inc. revenue due to the sale of that subsidiary in August 2001.

COST OF SALES AND GROSS PROFITS. Gross profits declined $262,000 in the current quarter. The same factors affecting net sales carried through to resulting gross profits. Gross profit margins were maintained at the same overall levels as existed in the first quarter of fiscal year 2001.

SELLING EXPENSES. Selling expenses declined 43.3% in the current fiscal quarter compared with the the first quarter of fiscal year 2001. Reductions in the sales force during the prior fiscal year as well as significant reductions in commissions, advertising and trade show expenses accounted for most of this decline.

GENERAL & ADMINISTRATIVE EXPENSES.
A decline of $56,000 or 19.8% took place during the current fiscal quarter compared with the first quarter of fiscal year 2001. Most of this reduction is due to the sale of the Company's wholly-owned subsidiary, Tooltex, Inc. in August 2001.

RESEARCH AND DEVELOPMENT EXPENSES. This category of operating expense did not change significantly between the two reported periods.

OPERATING INCOME. Operating income for the current quarter increased $11,000 in last year's comparable quarter to $107,000 in the current period. The principal reason for this improvement was the reduction of expenses which more than offset the decline in sales.

OTHER INCOME (EXPENSE). Gains in other income resulted from the interest rate declines (from a prime rate of 9.5% during the first quarter of the prior fiscal year to 6% by the end of the current quarter) and the elimination of Industrial Revenue Bond indebtedness relating to the real estate sold in August 2001.

LIQUIDITY AND CAPITAL RESOURCES

The benefits resulting from the Company's continuing expense reduction program, the sale of its manufacturing facility in Newtown, CT, and the sale of Tooltex, Inc., became more fully realized by the end of the first quarter of fiscal year 2002. Several positive results have been achieved, which are evident in comparing the September 30, 2001 balance sheet with the balance sheet at the close of the previous quarter. Specifically, the Company's debt/equity ratio improved significantly during this quarter, declining from 1.2x at June 30, 2001 to 0.4x at September 30, 2001. In addition, working capital levels increased by approximately $657,000 raising the current ratio from 2.6x at June 30, 2001 to 3.4x in the current quarter.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility (the "Line of Credit"). The Line of Credit bears interest at the bank's base lending rate (6% at September 30, 2001). Advances under the Line of Credit are at the bank's sole discretion. The entire principal balance of the Line of Credit, which at September 30, 2001 was $790,000, is due and payable upon the demand of the bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. Indebtedness under the Company's Line of Credit and the term loan are secured by substantially all of the assets of the Company. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth, leverage and fixed charge coverage ratios, as defined.

The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis, at least 1.40 on a trailing six-month basis, a minimum tangible net worth of at least $5,150,000 and a maximum leverage ratio of 1.50. At September 30, 2001, the Company was in violation of the trailing six-month fixed charge coverage ratio test and the minimum tangible net worth requirement. The bank has provided a waiver of these violations as of September 30, 2001.

IMPACT OF INFLATION

The Company does not believe that inflation significantly affected its results of operations for the current fiscal quarter.

MARKET RISK

The Company does not hold or trade derivative instruments. Financial instruments subject to changes in interest rates consist primarily of floating rate debt. Due to the repayment in August 2001 of its Industrial Development Bonds, the Company's exposure to interest rate fluctuations is not material. The Company's transactions are generally conducted and its accounts are denominated in U.S. dollars. Consequently, exposure to foreign risk is not significant.

RECENTLY ISSUED PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for business combinations initiated after June 30, 2001 and eliminates the pooling of interest method. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addressed the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addressed the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of September 30, 2001, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8K.

         (a)  Exhibits.

         3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).
         3(ii) Amended By-laws of the Registrant (incorporated by reference from
               Exhibit 3.2 of Registration Statement No. 33-96414).
         10(i) Form of Employment Agreement between the Registrant and Robert S.
               Soloff (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-96414).
         10(ii) 1995 Incentive Stock Option Plan and form of Stock Option
               Agreement (incorporated by reference from Exhibit 10.3 of Registration Statement No. 33-96414).
         10(iii) Lease between Registrant and Aston Investment Associates
               (Aston, PA) (incorporated by reference from Exhibit 10.5 of Registration Statement No. 33-96414).
         10(iv) Lease between Registrant and Janine Berger (Gland, Switzerland)
               (incorporated by reference from Exhibit 10.7 of Registration Statement No. 33-96414).
         10(v) Form of Sales Representation Agreement (incorporated by reference from Exhibit 10.8 of Registration Statement No. 33-96414).
         10(vi) Form of Sales Distribution Agreement (incorporated by reference from Exhibit 10.9 of Registration Statement No. 33-96414).
         10(vii) Credit Agreement, dated September 19, 1997, between Brown
               Brothers Harriman & Co. and Registrant ( incorporated by reference from Exhibit 10(xii) of the Registrant's Form 10KSB for the year ended June 30, 1997).
         10(viii) Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10(xiii) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(ix) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit 10(xiv) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(x) General Security Agreement from Registrant to Brown Brothers
               Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10(xvii) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(xi) Lease between Registrant and Acme Realty, dated August 30,
               2001(incorporated by reference from Registrant's Form 10-KSB for the year ended June 30, 2001).
         10(xii) Stock Purchase Agreement by and between PK Spur Co., and Sonics
               & Materials, Inc., with Respect to 90% of the Issued and Outstanding Shares of Common Stock of Tooltex, Inc., dated August 21, 2001(incorporated by reference from Registrant's Form 10KSB for the year ended June 30, 2001).

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


Date: November 14, 2001                   By /s/ ROBERT S. SOLOFF
      -----------------                      -----------------------------------
                                             Robert S. Soloff
                                             President, Chief Executive Officer,
                                             Chief Financial Officer

                                  EXHIBIT INDEX


                                                                         LOCATION OF EXHIBIT IN
EXHIBIT NO.             DESCRIPTION                                   SEQUENTIAL NUMBERING SYSTEM
-----------             -----------                                   ---------------------------
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

10(iv)    Lease between Registrant and Janine Berger         Incorporated by reference from EXHIBIT 10.7 of
          (Gland, Switzerland).                              Registration Statement No. 33-96414

10(v)     Form of Sales Representation Agreement.            Incorporated by reference from Exhibit 10.8 of
                                                             Registration Statement No. 33-96414

10(vi)    Form of Sales Distribution Agreement.              Incorporated by reference from Exhibit 10.9 of
                                                             Registration Statement No. 33-96414

10(vii)   Credit Agreement, dated September 19, 1997,        Incorporated by reference from Exhibit 10 (xii)
          between Brown Brothers Harriman & Co. and          of the Registrant's Form 10-KSB for the year
          Registrant                                         ended June 30, 1997

10(viii)  Term Loan Note of Registrant, dated September      Incorporated by reference from Exhibit 10
          19, 1997, payable to the order of Brown            (xiii) of the Registrant's Form 10-KSB for the
          Brothers Harriman & Co. in the original            year ended June 30, 1997
          principal amount of $427,000.

10(ix)    Line of Credit Note of Registrant, dated           Incorporated by reference from Exhibit 10
          September 19, 1997, payable to the order of        (xiii) of the Registrant's Form 10-KSB for the
          Brown Brothers Harriman & Co. in the original      year ended June 30, 1997
          principal amount of $1,500,000.

10(x)     General Security Agreement from Registrant to      Incorporated by reference from Exhibit 10
          Brown Brothers Harriman & Co. dated September      (xvii) of the Registrant's Form 10-KSB for the
          19, 1997.                                          year ended June 30, 1997

10(xi)    Lease between Registrant and Acme Realty dated     Incorporated by reference from Registrant's
          August 30, 2001.                                   Form 10-KSB for the year ended June 30, 2001.
                                                             Incorporated by reference from Registrant's

10(xii)   Stock Purchase Agreement by and between PK Spur    Form 10-KSB for the year ended June 30, 2001.
          Co., and Sonics & Materials, Inc., with Respect
          to 90% of the Issued and Outstanding Shares of
          Common Stock of Tooltex, Inc., dated August 21,
          2001

                                       12