Form 10QSB
period 2001-12-31
SONICS & MATERIALS INC
filed 2002-02-08
CIK 1000166

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

   [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


COMMISSION FILE NUMBER: 0-20753


                            SONICS & MATERIALS, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                         06-0854713
           --------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                               53 CHURCH HILL ROAD
                           NEWTOWN, CONNECTICUT 06470
                           --------------------------
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (203) 270-4600
                         -------------------------------
                (Issuer's telephone number, including area code)


            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

                                  Yes [X]  No [_]

            As of February 8, 2002, there were 3,520,100 shares of the Registrant's Common Stock outstanding.


            Transitional Small Business Disclosure Format (Check one):

                                  Yes [_]  No [X]

================================================================================

PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements *
                Consolidated Condensed Balance Sheets -
                      December 31, 2001 and June 30, 2001...................3

                Consolidated Condensed Statements of Operations -
                      For the Three and Six Months Ended
                      December 31, 2001 and 2000............................4

                Consolidated Condensed Statements of Cash Flows -
                      For the Six Months Ended
                      December 31, 2001 and 2000............................5

                Notes to Consolidated Condensed Financial Statements........6


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............8

PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K...........................10

SIGNATURES.................................................................11


* The Balance Sheet at June 30, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            Sonics & Materials, Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            As of
                                                                December 31,      June 30,
                                                                    2001            2001
                                                               ------------    ------------
                                                                (Unaudited)           *
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                 $  1,179,488    $    820,835
     Accounts receivable, net of allowance for doubtful
       accounts of $35,793 at December 31, 2001 and
       $53,470 at June 30, 2001                                   1,377,764       1,335,861
     Inventories                                                  3,649,357       3,961,383
     Other current assets                                            61,844          65,788
                                                               ------------    ------------
       Total current assets                                       6,268,453       6,183,867

PROPERTY PLANT & EQUIPMENT - NET                                    488,934       3,754,724

OTHER ASSETS                                                        235,193         618,925
                                                               ------------    ------------
       Total Assets                                            $  6,992,580    $ 10,557,516
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable - bank                                           $490,000      $1,190,000
     Current maturities of long-term debt                           110,035         186,781
     Accounts payable                                               494,884         347,580
     Customer advances                                               33,267         147,535
     Commissions payable                                             96,455          76,903
     Accrued expenses                                               333,201         452,734
                                                               ------------    ------------
       Total current liabilities                                  1,557,842       2,401,533

LONG-TERM DEBT                                                       97,855       3,381,460

DEFERRED GAIN ON SALE OF REAL ESTATE                                319,898               -
                                                               ------------    ------------
       Total liabilities                                          1,975,595       5,782,993

STOCKHOLDERS' EQUITY
     Common stock - par value $.03 per share; authorized,
       10,000,000 shares; issued and outstanding,
       3,520,100 shares at December 31, 2001
       and June 30, 2001                                            105,603         105,603
     Additional paid in capital                                   6,575,010       6,575,010
     Retained earnings (accumulated deficit)                     (1,663,628)     (1,906,090)
                                                               ------------    ------------
       Total stockholders' equity                                 5,016,985       4,774,523
                                                               ------------    ------------
       Total liabilities and stockholders' equity              $  6,992,580    $ 10,557,516
                                                               ============    ============

* Taken from the audited financial statements at June 30, 2001.

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the Three Months Ended       For the Six Months Ended
                                                            December 31,                    December 31,
                                                    ----------------------------    ----------------------------
                                                        2001            2000            2001            2000
                                                    ----------------------------    ----------------------------
Net sales                                           $  2,596,860    $  2,926,626    $  4,725,194    $  5,729,942
Cost of sales                                          1,584,167       1,903,870       2,895,060       3,628,015
                                                    ------------    ------------    ------------    ------------
Gross profit                                           1,012,693       1,022,756       1,830,134       2,101,927
                                                    ------------    ------------    ------------    ------------
Operating expenses
  Selling expense                                        463,235         758,448         851,378       1,443,188
  General and administrative                             211,976         332,379         438,450         614,651
  Research and development                               104,062          89,430         199,659         191,085
                                                    ------------    ------------    ------------    ------------
    Total operating expenses                             779,273       1,180,257       1,489,487       2,248,924
                                                    ------------    ------------    ------------    ------------
Operating income (loss)                                  233,420        (157,501)        340,647        (146,997)

Other income (expense)
  Gain on sale of real estate                              8,419               -          16,837               -
  Interest expense                                       (10,349)       (103,612)        (97,757)       (217,658)
  Other income (expense)                                  (3,463)          5,929          11,668          17,760
                                                    ------------    ------------    ------------    ------------
                                                          (5,393)        (97,683)        (69,252)       (199,898)
                                                    ------------    ------------    ------------    ------------
Income (loss) before provision for income taxes          228,027        (255,184)        271,395        (346,895)

Provision for income taxes                                28,933               -          28,933               -
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                   $    199,094   ($    255,184)   $    242,462   ($    346,895)
                                                    ============    ============    ============    ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Net income (loss) per share                                $0.06          ($0.07)          $0.07          ($0.10)

Weighted average number of shares
  outstanding                                          3,520,100       3,520,100       3,520,100       3,520,100

        The accompanying notes are an integral part of these statements.

                            Sonics & Materials, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      For the Six Months Ended December 31,

                                                              2001            2000
                                                          ------------    ------------
Net cash provided by operations                           $    426,374    $     33,404

Net cash provided by (used in) investing activities          3,992,629         (49,319)

Net cash used in financing activities                       (4,060,350)       (173,425)
                                                          ------------    ------------
Net increase (decrease) in cash for the period                 358,653        (189,340)

Cash and cash equivalents - at beginning of period             820,835         719,183
                                                          ------------    ------------
Cash and cash equivalents - at end of period              $  1,179,488    $    529,843
                                                          ============    ============

Cash paid during period for:
     Interest                                             $     13,219    $    217,658
     Income taxes                                                    -               -

                            Sonics & Materials, Inc.
              Notes to Consolidated Condensed Financial Statements
                                December 31, 2001
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION
The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 2001. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002.

The accompanying financial statements reflect the consolidated operations of Sonics & Materials, Inc. and its wholly-owned subsidiary, Tooltex, Inc. through the date of the sale of 90% of the common stock of Tooltex, Inc. on August 21, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2:  SALE OF TOOLTEX, INC. STOCK
On August 21, 2001, the Company sold a 90% interest in the stock of Tooltex to PK Spur Co. (PK), an Ohio corporation owned by the president of Tooltex, and his wife. In consideration, PK issued a $125,000 promissory note, payable in 23 installments of $2,000 including interest at 7% per annum commencing in October 2001, with a final balloon payment of outstanding principal and accrued interest. The note is guaranteed by the president of Tooltex, and is secured by a security interest in certain Tooltex assets. In conjunction with the sale, the Company and Tooltex entered into a representation and distribution agreement pursuant to which Tooltex will sell and distribute the Company's products.

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
                                     ----------
                                     $3,534,959

NOTE 4:  NET INCOME PER SHARE
Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period, calculated using the treasury stock method. Stock options of which approximately 346,000 are currently outstanding, are antidilutive for all periods and accordingly, are not included in the per share computations.

NOTE 5: INCOME TAXES
The effective tax rate for the six months ended December 31, 2001 was 10.7% due to the utilization of regular net operating loss carryovers of $168,000 and federal tax credits of $6,000. These tax benefits had previously been subject to deferred tax valuation allowances. The Company also has available capital loss carryovers to offset the entire capital gain income recognized on the sale of real estate in the first quarter of 2001. The gain is being amortized for financial reporting purposes over the term of the related lease, but will be recognized in full as of the transaction date for income tax purposes.

Future taxable income in fiscal 2002 will be subject to an effective tax rate in the range of 40%-45%.

The Company did not provide for the tax benefit of net operating losses incurred during the comparable 2000 period due to uncertainty as to their realization.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.

NET SALES. Net sales for the quarter ended December 31, 2001 decreased $330,000 or 11.3% compared with the same quarter in fiscal year 2001. This decrease resulted from the elimination of Tooltex, Inc. revenues, which was sold in August 2001. The decrease in revenues was partially offset by the increase in plastics assembly product sales.

COST OF SALES AND GROSS PROFITS. Cost of sales decreased from 65.1% in the three months ended December 31, 2000 to 61.0% for the three months ended December 31, 2001. In spite of the decline in sales, the improvement in cost of sales enabled gross profits to remain essentially the same, amounting to $1,013,000 in the current quarter and $1,023,000 in the comparable quarter of the prior fiscal year. The improvement in gross profit margins resulted from a combination of a more favorable product mix and the full realization of savings made as a result of cost cutting measures taken in the second and third quarters of fiscal year 2001.

SELLING EXPENSES. Selling expenses for the second quarter of fiscal 2002 decreased $295,000 or 38.9% compared with the same quarter in fiscal 2001. As a percentage of net sales, selling expense decreased from 25.9% to 17.8% over the same period. The improvement in the level of selling expenses was achieved both on an absolute basis and as a percentage of sales. The principal areas of selling expense reduction were in payroll, advertising and promotional costs. In addition, selling expenses decreased as a result of the sale of Tooltex, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the second quarter of fiscal 2002 decreased $120,000 compared with the second quarter of the prior fiscal year. The principal reason for the decrease in these expenses is due to the sale of Tooltex, Inc.

INTEREST EXPENSE. Interest expense decreased by $93,000 compared with the same period in fiscal year 2001. The savings in interest resulted from the elimination of Industrial Revenue Bond indebtedness relating to the sale of real estate in August 2001, as well as a significant decline in interest rates.

INCOME TAXES. The effective tax rate for the three months ended December 31, 2001 was 12.7% due to the utilization of regular net operating loss carryovers of $120,000 and federal tax credits of $6,000. These tax benefits had previously been subject to deferred tax valuation allowances. The Company also has available capital loss carryovers to offset the entire capital gain income recognized on the sale of real estate in the first quarter of 2001. The gain is being amortized for financial reporting purposes over the term of the related lease, but will be recognized in full as of the transaction date for income tax purposes.

Future taxable income in fiscal 2002 will be subject to an effective tax rate in the range of 40%-45%.

The Company did not provide for the tax benefit of net operating losses incurred during the comparable 2000 period due to uncertainty as to their realization.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000.

NET SALES. Net sales for six months ended December 31, 2001 decreased $1,005,000 compared to the prior comparable period. The majority of the decline resulted from the elimination of Tooltex, Inc. revenues as a result of the sale of that subsidiary in August 2001.

COST OF SALES AND GROSS PROFITS. Cost of sales decreased from 63.3% for the six months ended December 31, 2000 to 61.3% for the six months ended December 31, 2001. Accordingly, gross margins improved from 36.7% to 38.7%. A decline in the plastics product line gross margin caused by less favorable product mix was more than offset by the elimination of the lower-margin Tooltex product line as well as savings from the full realization of cost cutting measures begun in the second quarter of fiscal year 2001.

SELLING EXPENSES. Selling expenses decreased $592,000 compared with the same period of the prior year. This decrease took place in the areas of payroll, commissions, advertising and promotional costs. In addition, selling expenses decreased as a result of the sale of Tooltex, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended December 31, 2001 decreased $176,000 compared with the comparable period of the prior fiscal year. The principal reason for this decline was the elimination of these costs caused by the sale of Tooltex, Inc.

INTEREST EXPENSE. Interest expense decreased $120,000 in the six months ended December 31, 2001. The savings in interest resulted from the elimination of Industrial Revenue Bond indebtedness relating to the sale of real estate in August 2001 and a significant decline in interest rates.

INCOME TAXES. The effective tax rate for the six months ended December 31, 2001 was 10.7% due to the utilization of regular net operating loss carryovers of $168,000 and federal tax credits of $6,000. These tax benefits had previously been subject to deferred tax valuation allowances. The Company also has available capital loss carryovers to offset the entire capital gain income recognized on the sale of real estate in the first quarter of 2001. The gain is being amortized for financial reporting purposes over the term of the related lease, but will be recognized in full as of the transaction date for income tax purposes.

Future taxable income in fiscal 2002 will be subject to an effective tax rate in the range of 40%-45%.

The Company did not provide for the tax benefit of net operating losses incurred during the comparable 2000 period due to uncertainty as to their realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet strengthened steadily in the last two quarters. Contributing to the improved balance sheet is the Company's return to profitability, in part, due to the cost cutting measures taken beginning in the second quarter of fiscal year 2001, the sale of the Company's manufacturing facility in Newtown, CT, and the sale of Tooltex, Inc.

Working capital increased by $928,000 June 30, 2001 and December 31, 2001. Cash amounted to $1,179,000 at December 31, 2001, an increase of $359,000 over the fiscal year end close. The note payable to the Company's bank was reduced by $700,000 during this same period of time.

The Company's debt/equity ratio, during the six months ended December 31, 2001 also improved, declining from 1.2 times to 0.4 times.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility (the "Line of Credit"). The Line of Credit bears interest at the bank's base lending rate (4.75% at December 31, 2001). Advances under the Line of Credit are at the bank's sole discretion. The entire principal balance of the Line of Credit, which at December 31, 2001 was $490,000, is due and payable upon the demand of the bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. Indebtedness under the Company's Line of Credit and the term loan are secured by substantially all of the assets of the Company. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth, leverage and fixed charge coverage ratios, as defined. The Company met its covenants as of December 31, 2001.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addressed the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addressed the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of December 31, 2001, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

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

         10(iv) Lease between Registrant and Janine Berger (Gland, Switzerland) (incorporated by reference from Exhibit
                           10.7 of Registration Statement No. 33-96414).
         10(v) Form of Sales Representation Agreement (incorporated by reference from Exhibit 10.8 of Registration Statement No. 33-96414).
         10(vi) Form of Sales Distribution Agreement (incorporated by reference from Exhibit 10.9 of Registration Statement No. 33-96414).
         10(vii) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant ( incorporated by reference from Exhibit 10(xii) of the Registrant's Form 10KSB for the year ended June 30,
                           1997).
         10(viii) Term Loan Note of Registrant, dated September 19, 1997; payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10(xiii) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(ix) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit 10(xiv) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(x) General Security Agreement from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10(xvii) of the Registrants Form 10KSB for the year ended June 30, 1997).
         10(xi) Lease between Registrant and Acme Realty, dated August 30, 2001(incorporated by reference from Registrant's Form 10-KSB for the year ended June 30,
                           2001).
         10(xii) Stock Purchase Agreement by and between PK Spur Co., and Sonics & Materials, Inc., with Respect to 90% of the Issued and Outstanding Shares of Common Stock of Tooltex, Inc., dated August 21, 2001(incorporated by reference from Registrant's Form 10KSB for the year ended June 30, 2001).


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

                                                     SONICS & MATERIALS, INC.

Date:   February 8, 2002                         By   /s/ Robert S. Soloff
       --------------------                          ---------------------------
                                                      Robert S. Soloff,
                                                      President