Form 10QSB
period 2002-03-31
SONICS & MATERIALS INC
filed 2002-05-15
CIK 1000166

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

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-20753


                            SONICS & MATERIALS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                              06-0854713
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               53 CHURCH HILL ROAD
                           NEWTOWN, CONNECTICUT 06470
                    ----------------------------------------
                    (Address of principal executive offices)


                         TELEPHONE NUMBER (203)270-4600
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                 Yes  [X]                 No  [ ]

         As of May 14, 2002, there were 3,520,100 shares of the Registrant's Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check one):
                 Yes  [ ]                 No  [X]

================================================================================

PART I - FINANCIAL INFORMATION                                          PAGE NO.

         Item 1.  Financial Statements *

                  Consolidated Condensed Balance Sheets -
                      March 31, 2002 and June 30, 2001.....................  3

                  Consolidated Condensed Statements of Operations -
                      For the Three and Nine Months Ended March 31,
                      2002 and 2001........................................  4

                  Consolidated Condensed Statements of Cash Flows -
                      For the Nine Months Ended March 31, 2002 and 2001....  5

                  Notes to Consolidated Condensed Financial Statements.....  6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  7


PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.........................  9



SIGNATURES................................................................. 10


INDEX TO EXHIBITS.......................................................... 11






* The Balance Sheet at June 30, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                            SONICS & MATERIALS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    AS OF
                                                                  MARCH 31,          JUNE 30,
                                                                    2002               2001
                                                                ------------       ------------
                                                                 (Unaudited)             *
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $  1,193,706       $    820,835
   Accounts receivable, net of allowance for doubtful
      accounts of $35,793 at March 31, 2002 and $53,470
      at June 30, 2001                                             1,301,502          1,335,861
   Inventories                                                     3,601,062          3,961,383
   Other current assets                                               98,497             65,788
                                                                ------------       ------------
        Total current assets                                       6,194,767          6,183,867

PROPERTY PLANT & EQUIPMENT - NET                                     439,625          3,754,724

OTHER ASSETS                                                         221,761            618,925
                                                                ------------       ------------
        Total Assets                                            $  6,856,153       $ 10,557,516
                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable - bank                                          $    390,000       $  1,190,000
   Current maturities of long-term debt                               88,896            186,781
   Accounts payable                                                  396,584            347,580
   Customer advances                                                 137,274            147,535
   Commissions payable                                                70,030             76,903
   Accrued expenses                                                  338,297            452,734
                                                                ------------       ------------
        Total current liabilities                                  1,421,081          2,401,533

LONG-TERM DEBT                                                        71,823          3,381,460

DEFERRED GAIN ON SALE OF REAL ESTATE                                 311,480                 --
                                                                ------------       ------------
        Total liabilities                                          1,804,384          5,782,993

STOCKHOLDERS' EQUITY
   Common stock - par value $.03 per share; authorized,
      10,000,000 shares; issued and outstanding, 3,520,100
      shares at March 31, 2002 and June 30, 2001                     105,603            105,603
   Additional paid in capital                                      6,575,010          6,575,010
   Retained earnings (accumulated deficit)                        (1,628,844)        (1,906,090)
                                                                ------------       ------------
        Total stockholders' equity                                 5,051,769          4,774,523
                                                                ------------       ------------
        Total liabilities and stockholders' equity              $  6,856,153       $ 10,557,516
                                                                ============       ============

* Taken from the audited financial statements at June 30, 2001.



        The accompanying notes are an integral part of these statements.

                            SONICS & MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                       FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                MARCH 31,                             MARCH 31,
                                                     -------------------------------       -------------------------------
                                                         2002               2001               2002               2001
                                                     ------------       ------------       ------------       ------------
Net sales                                            $  2,310,081       $  2,791,109       $  7,035,275       $  8,521,052
Cost of sales                                           1,380,118          1,689,529          4,275,178          5,295,735
                                                     ------------       ------------       ------------       ------------

Gross profit                                              929,963          1,101,580          2,760,097          3,225,317
                                                     ------------       ------------       ------------       ------------

Operating expenses
  Selling expense                                         515,790            534,784          1,367,168          1,977,973
  General and administrative                              265,601            335,281            694,051            949,931
  Research and development                                105,824             98,168            305,483            289,253
                                                     ------------       ------------       ------------       ------------

     Total operating expenses                             887,215            968,233          2,366,702          3,217,157
                                                     ------------       ------------       ------------       ------------

Operating income (loss)                                    42,748            133,347            393,395              8,160
                                                     ------------       ------------       ------------       ------------

Other income (expense)
  Gain on sale of real estate                               8,418                 --             25,255                 --
  Interest expense                                         (5,967)           (87,936)          (103,724)          (285,225)
  Other income (expense)                                    1,584              5,711             13,252              2,988
                                                     ------------       ------------       ------------       ------------
                                                            4,035            (82,225)           (65,217)          (282,237)
                                                     ------------       ------------       ------------       ------------

Income (loss) before provision for income taxes            46,783             51,122            328,178           (274,077)

Provision for income taxes                                 22,000             35,777             50,933             35,664
                                                     ------------       ------------       ------------       ------------
Net income (loss)                                    $     24,783       $     15,345       $    277,245       ($   309,741)
                                                     ============       ============       ============       ============



BASIC AND DILUTED INCOME (LOSS) PER SHARE

Net income (loss) per share                          $       0.01       $      0.004       $       0.08       ($      0.09)

Weighted average number of shares outstanding           3,520,100          3,520,100          3,520,100          3,520,100

                            SONICS & MATERIALS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                 FOR THE NINE MONTHS ENDED MARCH 31,
                                                                 ----------------------------------
                                                                     2002                  2001
                                                                 ------------          ------------
Net cash provided by operations                                  $    586,260          $    186,172

Net cash provided by (used in) investing activities                 3,968,484               (55,128)

Net cash used in financing activities                              (4,181,873)             (163,556)
                                                                 ------------          ------------

Net increase (decrease) in cash for the period                        372,871               (32,512)

Cash and cash equivalents - at beginning of period                    820,835               728,994
                                                                 ------------          ------------

Cash and cash equivalents - at end of period                     $  1,193,706          $    696,482
                                                                 ============          ============


Cash paid during period for:
     Interest                                                    $     72,140          $    312,481
     Income taxes                                                $     26,408          $          0

                            SONICS & MATERIALS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION
The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with the management's discussion and analysis, contained on Form 10-KSB for the year ended June 30, 2001. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002.

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

NOTE 5:  INCOME TAXES
The effective tax rate for the nine months ended March 31, 2002 was 15.5% due to the utilization of regular net operating loss carryovers of $168,000 and federal tax credits of $6,000. These tax benefits had previously been subject to deferred tax valuation allowances. The Company also has available capital loss carryovers to offset the entire capital gain income recognized on the sale of real estate in August 2001. The gain is being amortized for financial reporting purposes over the term of the related lease, but will be recognized in full as of the transaction date for income tax purposes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

NET SALES. Net sales for the quarter ended March 31, 2002 decreased $481,000 or 17.2% compared with the same quarter in fiscal year 2001. This decrease, which resulted from the elimination of Tooltex, Inc. revenues (Tooltex, Inc. was sold in August 2001), was partially offset by an increase in plastics assembly product sales.

COST OF SALES AND GROSS PROFITS. Cost of sales decreased from 60.5% in the three months ended March 31, 2001 to 59.7% for the three months ended March 31, 2002. While the overall cost of sales percentage change was not material, current quarter margins were improved as a result of the elimination of lower-margin Tooltex products.

SELLING EXPENSES. Selling expenses for the third quarter of fiscal 2002 decreased $19,000 or 3.6% compared with the same quarter in fiscal 2001. After removing the effect of Tooltex, Inc. activity in the quarter ended March 31, 2001, selling expenses increased by $49,000 in the current quarter. The increase was caused principally by rent expenses associated with the sale and leaseback of the Company's manufacturing facility. These costs were partially offset by lower tradeshow expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of fiscal 2002 decreased $80,000 or 23.8% compared with the third quarter of the prior fiscal year. Virtually all of this decrease resulted from the sale of Tooltex, Inc. in August 2001.

INTEREST EXPENSE. Interest expense decreased by $82,000 compared with the same period in fiscal year 2001. The savings in interest resulted from the elimination of Industrial Revenue Bond indebtedness resulting from the sale of real estate in August 2001, as well as lower borrowing levels and a significant decline in interest rates which reduced interest costs associated with the Company's line of credit facility.

INCOME TAXES.

The effective tax rate for the three months ended March 31, 2002 was 38.7% due to the computation of federal and state tax expense at regular statutory rates without the benefit of federal loss carryforwards and tax credits that were applied in full against earnings in the first six months of fiscal 2002. The Company has available capital loss carryovers to offset the entire capital gain income recognized on the sale of real estate in August 2001. The gain is being amortized for financial reporting purposes over the term of the related lease, but will be recognized in full as of the transaction date for income tax purposes.

Future taxable income in fiscal 2002 will be subject to an effective tax rate in the range of 40%-45%.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THEN NINE MONTHS ENDED MARCH 31, 2001.

NET SALES. Net sales for nine months ended March 31, 2002 decreased $1,486,000 or 17.4% compared to the prior comparable period. The decline resulted from the elimination of Tooltex, Inc. revenues as a result of the sale of that subsidiary in August 2001.

COST OF SALES AND GROSS PROFITS. Cost of sales decreased from 62.1% for the nine months ended March 31, 2001 to 60.8% for the nine months ended March 31, 2002. Accordingly, gross margins improved from 37.9% to 39.2%. The elimination of the lower-margin Tooltex product line as well as savings from the full realization of cost cutting measures begun in the second quarter of fiscal year 2001 accounted for this improvement.

SELLING EXPENSES. Selling expenses decreased $611,000 or 30.9% compared with the same period of the prior year. This decrease took place in the areas of payroll, commissions, advertising and promotional costs as well as a result of the sale of Tooltex, Inc. in August, 2001. Partially offsetting these decreases were rent expenses associated with the sale and leaseback of the Company's manufacturing facility.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended March 31, 2002 decreased $256,000 or 26.9% compared with the comparable period of the prior fiscal year. The principal reason for this decline was the elimination of Tooltex, Inc. general and administrative costs.

INTEREST EXPENSE. Interest expense decreased $182,000 in the nine months ended March 31, 2002. The savings in interest resulted from the elimination of Industrial Revenue Bond indebtedness as a result of the sale of real estate in August 2001 as well as lower borrowing levels and a significant decline in interest rates which reduced interest costs associated with the Company's line of credit facility.

INCOME TAXES.

The effective tax rate for the nine months ended March 31, 2002 was 15.5% due to the utilization of regular net operating loss carryovers of $168,000 and federal tax credits of $6,000. These tax benefits had previously been subject to deferred tax valuation allowances. The Company also has available capital loss carryovers to offset the entire capital gain income recognized on the sale of real estate in August 2001. The gain is being amortized for financial reporting purposes over the term of the related lease, but will be recognized in full as of the transaction date for income tax purposes.

Future taxable income in fiscal 2002 will be subject to an effective tax rate in the range of 40%-45%.

The Company did not provide for the tax benefit of net operating losses incurred during the comparable 2000 period due to uncertainty as to their realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continued to strengthen during the current period. Contributing to the improved balance sheet is the Company's return to profitability which is in part, due to the cost cutting measures taken beginning in the second quarter of fiscal year 2001, the sale of the Company's manufacturing facility in Newtown, CT, and the sale of Tooltex, Inc.

Working capital increased by $983,000 between June 30, 2001 and March 31, 2002. Cash amounted to $1,194,000 at March 31, 2002, an increase of $373,000 over the fiscal year end close. The note payable to the Company's bank was reduced by $800,000 during this same period of time.

The Company's debt/equity ratio, during the nine months ended March 31, 2002 also improved, declining from 1.2 times to 0.4 times.

The Company's principal outside source of working capital is a $1,500,000 bank credit facility (the "Line of Credit"). The Line of Credit bears interest at the bank's base lending rate (4.75% at March 31, 2002). Advances under the Line of Credit are at the bank's sole discretion. The entire principal balance of the Line of Credit, which at March 31, 2002 was $390,000, is due and payable upon the demand of the bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. Indebtedness under the Company's Line of Credit and the term loan are secured by substantially all of the assets of the Company. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth, leverage and fixed charge coverage ratios, as defined. The Company met its covenants as of March 31, 2002.

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

                                                      SONICS & MATERIALS, INC.

Date:  May 14, 2002                                   By  /s/ Robert S. Soloff
       ------------                                       --------------------
                                                          Robert S. Soloff,
                                                          President

                                  EXHIBIT INDEX

                                                                                       LOCATION OF EXHIBIT IN
EXHIBIT NO.                        DESCRIPTION                                       SEQUENTIAL NUMBERING SYSTEM
-----------                        -----------                                       ---------------------------
3(i)        Certificate of Incorporation of the Registrant, as amended.       Incorporated by reference from Exhibit 3.1 of
                                                                              Amendment No. 3 to Registration Statement No. 33-96414

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

10(iv)      Lease between Registrant and Janine Berger (Gland,                Incorporated by reference from 10.7 of
            Switzerland).                                                     Registration Statement No. 33-96414

10(v)       Form of Sales Representation Agreement.                           Incorporated by reference from Exhibit 10.8 of
                                                                              Registration Statement No. 33-96414

10(vi)      Form of Sales Distribution Agreement.                             Incorporated by reference from Exhibit 10.9 of
                                                                              Registration Statement No. 33-96414

10(vii)     Credit Agreement, dated September 19, 1997, between Brown         Incorporated by reference from Exhibit 10(xii) of the
            Brothers Harriman & Co. and Registrant                            Registrant's Form 10-KSB for the year ended
                                                                              June 30, 1997

10(viii)    Term Loan Note of Registrant, dated September 19, 1997,           Incorporated by reference from Exhibit 10(xiii) of the
            payable to the order of Brown Brothers Harriman & Co. in the      Registrant's Form 10-KSB for the year ended
            original principal amount of $427,000.                            June 30, 1997

10(ix)      Line of Credit Note of Registrant, dated September 19, 1997,      Incorporated by reference from Exhibit 10(xiii) of the
            payable to the order of Brown Brothers Harriman & Co. in the      Registrant's Form 10-KSB for the year ended
            original principal amount of $1,500,000.                          June 30, 1997

10(x)       General Security Agreement from Registrant to Brown               Incorporated by reference from Exhibit 10(xvii) of the
            year ended Harriman & Co. dated September 19, 1997.               Registrant's Form 10-KSB for the year ended
                                                                              June 30, 1997

10(xi)      Lease between Registrant and Acme Realty dated August 30,         Incorporated by reference from Registrant's
            2001.                                                             Form 10-KSB for the year ended June 30, 2001.

10(xii)     Stock Purchase Agreement by and between PK Spur co., and          Incorporated by reference from Registrant's
            Sonics & Materials, Inc., with Respect to 90% of the Issued       Form 10-KSB for the year ended June 30, 2001.
            and Outstanding Shares of Common Stock of Tooltex, Inc.,
            dated August 21, 2001