Form 10KSB
period 2002-06-30
SONICS & MATERIALS INC
filed 2002-09-30
CIK 1000166

================================================================================
                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission file number: 0-20753

                            SONICS & MATERIALS, INC.
                            -----------------------
                 (Name of small business issuer in its charter)

                 DELAWARE                                   060854713
                 --------                                   ---------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      53 CHURCH HILL ROAD, NEWTOWN, CT                        06470
      --------------------------------                        -----
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (203) 270-4600

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were: $9,274,227

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common stock as of September 24, 2002 as reported on the Over the Counter Bulletin Board was approximately $520,243. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 24, 2002, the issuer had outstanding 3,520,100 shares of Common Stock, par value $.03 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]
================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

     Sonics & Materials, Inc. (the "Company" or "Sonics") designs, manufactures and sells (i) ultrasonic bonding equipment for the welding, joining and fastening of thermoplastic components, textiles and other synthetic materials, and (ii) ultrasonic liquid processors for dispersing, blending, cleaning, degassing, atomizing and reducing particles as well as expediting chemical reactions. To further address the needs of its customers, the Company also manufactures a spin welder and a vibration welder, both of which are used for the bonding of thermoplastic components.

     The Company was incorporated in New Jersey in April 1969, and was reincorporated in Delaware in October 1978. Robert S. Soloff, its chairman, president and founder, invented the ultrasonic plastic welding process early in his career. He has been granted nine patents in the field of power ultrasonics and is considered to be a pioneer in the application of ultrasonic technology to industrial processes. Mr. Soloff has also been issued two patents in the field of vibration welding.

     On August 21, 2001, the Company sold 90% of the common stock of its wholly-owned subsidiary, Tooltex, Inc., to PK Spur Company, whose sole shareholders are Tooltex's president, Paul Spurgeon, and Kathy Spurgeon. Tooltex is a manufacturer of automated systems used in the plastics industry. In exchange for 90% of the Tooltex common stock, the Company received a note from PK Spur for $125,000 which is payable over a twenty-four month period. In conjunction with the sale of the stock, Tooltex and Sonics entered into a representation and distribution agreement whereby Tooltex will continue to act as a distributor for Sonics' welding equipment. Sonics originally acquired Tooltex from Paul Spurgeon on July 25, 1997.

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

     Liquid processors are utilized in biotechnology by scientists, biologists, chemists and pharmacologists, primarily in laboratories for research and testing purposes. The Company has extended the applications for its liquid processors from research laboratories to industrial settings. The liquid processor also functions to process and test materials and substances on the production line and in vats and tanks. In the manufacture of pharmaceuticals and in the processing of petroleum products and certain specialty chemicals, liquid processors reduce particle size and facilitate mixing; in the preparation of paints and dyes, they blend and homogenize materials. In the ink industry, processors disperse black carbon. In the beverage and other industries, liquid processors are used to de-gas carbonated soda, wine, beer, spirits and solvents. The Company's liquid processors are also used as high-intensity cleaners. These ultrasonic cleaning devices are effective in spot cleaning and removing various contaminants, such as radioactive particles, proteins, rust, blood and oil from laboratory equipment.

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

     SPIN WELDER -- The Company has developed and currently manufactures spin welders based on a non-ultrasonic process known as rotary friction welding. Rotary friction welding is a bonding technology generally used only when assembling cylindrical or round-shaped thermoplastic parts. It is also better suited for plastics of a semi-crystalline nature and assemblies requiring significant tooling relief. In spin welding, one plastic component is spun against a mating plastic part that is held stationary in a nesting fixture. Friction generated by the spinning action produces heat, which melts the plastic and fuses the two parts together.

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

     ULTRASONIC SURGICAL INSTRUMENT - Through a wholly owned subsidiary, Vibra-Surge Corporation, the Company designed, developed and marketed an ultrasonic medical device, the Vibra-Surge System Model VS 2120 ("Vibra-Surge"), for the removal of soft tissue in general and reconstructive and plastic surgery. In May 2000, Sonics' elected to discontinue the Company's Vibra-Surge operation.

INDUSTRY BACKGROUND

     Management believes that in the past twelve months, there has been minimal growth in market demand for ultrasonic bonding systems and other plastic assembly systems. Although it had appeared that more companies were seeking to replace metal components with thermoplastics in order to reduce the weight of products or to capitalize on other special properties of synthetic substances, the recent slowdown in the economy has impacted the growth of this product line. The market for liquid processors in the past has experienced inconsistent growth and occasional contractions However, new and more extensive applications of such technology in other industries, such as the paint, chemical, petroleum, beverage and medical industries may provide for continued growth. Management believes, however, that the slowdown in the economy has also had a negative affect on the growth of this product line of the Company.

MANUFACTURING AND SUPPLY

     Sonics' manufacturing operations, conducted at its facilities located in Newtown, Connecticut, and Aston, Pennsylvania are run on a batch basis in which a series of products move irregularly from station to station. The Company manufactures its products pursuant to historical and projected sales data as well as specific customer orders.

     Most supplies and materials required in the manufacture of the Company's products are available from many sources. Many of its suppliers are based in the same general locality as the Company's manufacturing operations. To date, Sonics has experienced few shortages and delays with respect to supplies and materials. However, it is not certain that the occurrence of shortages or delays would not have an adverse impact on Sonics' operations in the future. In fiscal years 2001 and 2002, two suppliers, B&R Machine, Inc., and AB Electronics, Inc., accounted for more than 5%, but less than 10% of Sonics' total purchases for inventory. Although management believes that in all cases alternate sources of supplies can be located, a certain amount of time would inevitably be required to find such substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its devices and systems for an indefinite period.

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

     Sonics has qualified its Connecticut facility to meet the quality management and assurance standards of an international rating organization (ISO
9001). ISO 9001 certification indicates that the Company has successfully implemented a quality assurance system that satisfies this standard. Sonics has also obtained CE approvals, which are now necessary for sales in Europe for many models of the Company's ultrasonic welder and liquid processor. Sonics is working towards CE approvals for its other product lines.

MAINTENANCE AND SERVICE

     The Company offers warranties on all its products, including parts and labor, that range from one year to three years depending upon the type of product concerned. For the fiscal years ended June 30, 2001 and 2002, expenses attributable to warranties were approximately $71,000 and $151,760 respectively. Sonics performs repair services on all of its products sold domestically either at its Connecticut or Pennsylvania facilities or at customer locations. Servicing of foreign sales is usually handled by distributors abroad or in the Company's Swiss branch office (with respect to its devices sold in Europe). These services are performed upon specific orders without contracts at various rates. The Company usually charges for the time that its employees expend on the task and the cost of the materials or parts involved in the repair. For the fiscal years ended June 30, 2001 and 2002, the Company had income of approximately $617,000 and $486,362 respectively, for out-of-warranty services performed. Company devices generally have a long operating life, and Sonics has repaired machines manufactured by it that are more than 30 years old.

SALES AND MARKETING

     Sonics generally markets and sells its products in the United States and abroad through a network of sales representatives and distributors to end users and original equipment manufacturers ("OEMs"). In the United States, the Company and its Ultra Sonic Seal division ("USS") utilize approximately 39 sales representatives in 48 states. Sonics relies on approximately 80 distributors and several sales representatives to distribute its products in 49 foreign countries. The areas covered by these third parties include North and South America, the Middle and Far East, Europe and Australia.

SALES REPRESENTATIVES

     The Company's relationship with its sales representatives is usually governed by a written contract which is generally terminable by either party upon 30 days prior notice. The contract provides for exclusive territorial and product representation and commissions payable to the sales representative on their sales depending on whether basic units or accessories are involved and typically covers ultrasonic bonding systems and liquid processors. OEM sales made by the Company are excluded from the commission arrangements. Generally, the sales representatives do not purchase for their own account, but merely sell Sonics' products on the Company's behalf. They also may represent other manufacturers but generally not those competitive with the Company's products. In each of the fiscal years 2001 and 2002, no sales representative accounted for more than 5% of total sales.

     USS sells its plastic welder under its division name. USS maintains a network of sales representatives in the United States different from those for Sonics' main product lines. The terms of these arrangements with its sales representatives are similar to the terms Sonics negotiates with its own sales representatives.

DISTRIBUTORS

     Sales of Sonics' products to distributors are also generally made pursuant to written contracts. Under such contracts, distributors provide repair service and are prevented from selling devices competitive to the Company's products. Generally, payments must be made in U.S. dollars within 30 days of delivery of the product. Distribution arrangements are either exclusive or non-exclusive and are cancelable by either party upon 30 days notice. The contracts generally exclude private label sales made by Sonics in the distributor's territory even if the relationship is of an exclusive type and typically cover sales of both ultrasonic bonding systems and liquid processor lines. The Company also sells these products directly to end-users or under private label. The Company usually grants discounts to distributors, depending on the product and quantity sold. In fiscal year 2001, one distributor accounted for over 10% but less than 15% of sales. In fiscal year 2002, one distributor accounted for over 5% but less than 10% of sales. The loss of such distributors in substantial numbers or at key locations could have a material adverse effect on the Company's business.

     The Company promotes the sale of its products through direct mailings, trade shows, product literature, press releases, advertising in trade magazines and listings in catalogs. The Company occasionally engages in cooperative advertising with some of its distributors.

CUSTOMERS

     Sonics sells its products, directly or indirectly, to numerous customers, ranging in size from small companies to large Fortune 100 corporations. Its customers are end-users, OEMs, system integrators and resellers as well as distributors. Many of its customers are repeat purchasers. None of its customers represented more than 5% of Sonics' sales for fiscal year 2001 or fiscal year 2002.

INTERNATIONAL OPERATIONS

     The Company's international operations are an important portion of its business. Approximately 23% and 27% of its sales for fiscal years 2001 and 2002, respectively, are attributable to sales of its products outside the United States. The Company also operates a branch office in Gland, Switzerland where it sells and services its ultrasonic devices for the European market (other than for the United Kingdom).

     Internationally, the Company sells its ultrasonic products under its own label to end users and distributors or under the trade name of the distributor. In most cases, Sonics' devices are shipped to foreign distributors and end users as completed units. However, in certain situations, especially with respect to distributors of ultrasonic welders located in Asia and South America, the Company's systems are made available in kit form and assembled there. Kits frequently contain all components for devices but in some instances only a portion of the requisite components is provided. For some foreign sales, no written distribution arrangement exists.

COMPETITION

     The Company competes in each of its markets against a variety of other concerns, many of which are larger and have greater financial, technical, marketing, distribution and other resources than Sonics. It competes based on service, performance, reliability, price and delivery.

     Prior to making a sale, the Company will expend time and resources exploring whether it can profitably handle a new application for potential and existing customers. Generally, the Company receives no compensation for this pre-sale activity except when special tooling is required and payment for such services only occurs when and if product sales are consummated. Like nearly all manufacturers in this industry, the Company invests heavily in pre-sale examination of new applications. Such examination represents another area in which such manufacturers compete, and those with greater resources and manpower may possess a competitive advantage.

     With respect to its ultrasonic bonding equipment, the Company encounters competition from Branson Ultrasonics Co. ("Branson"), a subsidiary of Emerson Electric Co., Dukane Corp. ("Dukane"), Herrmann Ultrasonics, Inc., Forward Technology Industries, Inc. and other smaller manufacturers.

     The two dominant companies in the ultrasonics market are Branson and Dukane. Some of these competitors also offer spin and vibration devices in addition to ultrasonic devices.

     In the ultrasonic liquid processor market, the Company's principal competitors are Branson and Misonix Inc. Management believes that Sonics has the largest share of this market.

BACKLOG

     As of June 30, 2002, the Company's backlog was approximately $1,330,725, as compared with a backlog of $3,623,000 as of June 30, 2001. No one customer accounted for more than 10% of such backlog at June 30, 2002. However, two customers did account for more than 10% of such backlog at June 30, 2001. The decrease in the backlog from fiscal year end 2001 to fiscal year end 2002 is primarily the result of an order which was to be released over a period of three years. By the end of fiscal year 2002 such order had been substantially completed.

     The Company's backlog figures are based on written purchase orders executed by customers and involve product deliveries and not engineering services. All orders are subject to cancellation.

RESEARCH AND DEVELOPMENT

     The Company maintains an engineering staff responsible for the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. Engineering and research and development expenses were approximately $410,000 for the fiscal year ended June 30, 2001, and $402,000 for fiscal year ended June 30, 2002.

INTELLECTUAL PROPERTY

     Proprietary information and know-how are important to the Company's success. Sonics has trademark protection for its "Vibra-Cell" trade name, and its "Vibra-Surge" trade name (which business has been discontinued). There can be no assurance that others have not developed, or will not develop, the same or similar information or obtain and use proprietary information of the Company. Sonics has obtained written assurances regarding its proprietary information from its employees, sales representatives and distributors under confidentiality agreements.

     On May 23, 2000, the U.S. Patent and Trademark Office issued the Company a patent for a method of producing fabric covered panels with a vibration welder. This patent expires on June 24, 2018. In addition, on May 5, 2001, U.S. Patent and Trademark Office issued the Company a patent for the tooling developed by the Company for producing fabric covered panels with a vibration welder. This patent expires on February 7, 2020. On April 2, 2002, the Company was issued another patent relating to its vibration welder. This patent was specifically for the mechanism developed for measuring the frequency of the vibration welder tooling. The patent expires on June 5, 2020. The U.S. Patent and Trademark Office had previously issued the Company a patent on October 19, 1999 and December 12, 2000 for its ultrasonic surgical device. Those patents expire on May 1, 2017, and December 10, 2018.

GOVERNMENT REGULATION

     Sonics' bonding and liquid processor lines generally are not governed by specific laws and regulations.

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

     In addition, other federal, state and local agencies, including those in the environmental, fire hazard control and working conditions areas could have a material adverse effect upon the Company's ability to do business. Sonics is not involved in any pending or threatened proceedings that would require curtailment of, or otherwise restrict, its operations because of the failure to comply with applicable environmental or other regulations. None of these laws has had a material effect upon its capital expenditures, financial condition or results of operations.

EMPLOYEES

     As of September 24, 2002, the Company had 58 full-time employees including its officers, of whom 32 were engaged in manufacturing, 3 in repair services, 4 in administration and financial control, 7 in engineering and research and development and 12 in marketing and sales.

     None of Sonics' employees is covered by a collective bargaining agreement or represented by a labor union. Sonics considers its relationship with its employees to be good.

     The design and manufacture of the Company's equipment requires substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While management believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees necessary on favorable terms, if at all.

ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

     The Company's primary manufacturing and office facility is located in Newtown, Connecticut in one 64,000 square foot steel and cinder block building (the "Newtown Property"). This facility is considered adequate for the Company's current needs, as well as its anticipated future requirements. The facility was purchased on September 19, 1997. The Company renovated the building and consolidated all of its former Danbury facilities into the Newtown Property in May of 1998. The Newtown Property was purchased for $1,265,000 and the cost of improvements to the property was approximately $2,200,000. The Company believes the Newtown Property to be in good condition.

     On August 30, 2001, the Company sold the Newtown Property to Acme Realty for $4,000,000. Upon the completion of the sale, Sonics signed a ten-year triple net lease with Acme Realty, with an option (for Sonics) to renew the lease for two additional five-year periods.

     Pursuant to the terms of the lease, Sonics has committed in the second year of the term of the lease to reduce the space it occupies from 58,363 square feet to approximately 44,500 square feet.

     Sonics had previously leased 7,200 square feet of the building to an unrelated third party. This lease has been assigned to Acme Realty.

     The Newtown Property is insured against fire and other casualties in an amount the Company believes to be adequate.

     The following table lists the Company's leased offices by location as of September 24, 2002, and certain other information:

                                APPROXIMATE TOTAL AREA                               APPROXIMATE CURRENT
                               LEASED IN SQUARE FOOTAGE   EXPIRATION DATE OF LEASE       ANNUAL RENT
                               ------------------------   ------------------------   -------------------
Newtown, Connecticut........          44,500                 August 30, 2011(2)           $309,000
Aston, Pennsylvania.........           2,475                November 1, 2006                24,000(1)
Gland, Switzerland..........           3,000                January 31, 2001(2)             13,800(1)
(1)  Includes proportionate cost of utilities, repairs, cleaning, snow removal, taxes and insurance.
(2)  Contains renewal option as listed below:
       Newtown, Connecticut ......................... 5 years
       Gland Switzerland............................. 1 year

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

     From February 27, 1996 to July 24, 1998, the Common Stock and Warrants to Purchase Common Stock of the Company had been traded and quoted through the National Association of Securities Dealers Inc. ("NASDAQ") National Market System under the symbols "SIMA" and "SIMAW," respectively. From July 24, 1998 to April 13, 1999, the Company's Common Stock and Warrants to purchase Common Stock had been traded and quoted through the NASDAQ SmallCap Market under the same symbols used on NASDAQ's National Market System. The Company transferred to the NASDAQ SmallCap Market when its Common Stock and Warrants no longer satisfied the National Market System minimum maintenance requirements for the market capitalization of the Common Stock's public float. As of April 14, 1999, the Company's Common Stock and Warrants to Purchase Common Stock were traded and quoted through the Over the Counter Bulletin Board ("OTCBB"). The Company's securities transferred to the OTCBB when its Common Stock and Warrants no longer satisfied the NASDAQ SmallCap Market's minimum maintenance requirements for the market capitalization of the Common Stock's public float and the minimum bid price of the Common Stock. The Company's Warrants expired as of February 27, 2001.

The following table sets forth the range of high and low bids for the Company's Common Stock and Warrants for the periods indicated as reported by the NASDAQ SmallCap Market and OTCBB.

                             Stock             Warrants
                       -----------------  -----------------
   QUARTER ENDED         High      Low      High      Low
--------------------   --------  -------  --------  -------
September 30, 2000       .94       .94      .04       .04
December 31, 2000        .44       .44      .01       .01
March 31, 2001           .44       .44      N/A       N/A
June 30, 2001            .51       .51      N/A       N/A
September 30, 2001       .46       .46      N/A       N/A
December 31, 2001        .38       .38      N/A       N/A
March 31, 2002           .43       .43      N/A       N/A
June 30, 2002            .51       .51      N/A       N/A

     The prices presented in the table are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices presented may not reflect actual transactions.

     On September 24, 2002, the closing price of the Common Stock of the Company, as reported by the OTCBB, was $.51 per share. On September 24, 2002, the Company had 41 stockholders of record. The Company has been informed by its registrar and transfer agent that these are holders in nominee name. The Company believes that the number of beneficial holders is greater.

     The Company intends to follow a policy of retaining any earnings to finance the development and growth of its business. The Company has never paid dividends and does not anticipate payments of cash dividends in the foreseeable future.The payment of dividends, if any, rests within the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements and its overall financial condition.

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

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note B to the financial statements included in Item 13 of this Annual Report on Form 10-KSB.

     INVENTORY - Estimates for inventory obsolescence reserves are developed using inventory aging reports for finished goods, work-in-process and raw materials, combined with historical and forecasted usage. As trends in these variables change, valuation reserves are updated.

     ACCOUNTS RECEIVABLE - The $24,322 estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-off experience change, the estimates are updated.

     REALIZATION OF LONG-LIVED ASSETS - The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

     REVENUE RECOGNITION - Revenue is recognized upon the shipment of finished merchandise to customers. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 during fiscal 2001. Management believes that the Company's revenue recognition policy complies with the provisions of SAB 101 and that the adoption of SAB 101 has had no material effect on the financial position or results of operations of the Company.

     INCOME TAXES - The Company accounts for its income taxes using the liability method, which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

     Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2002 ("fiscal 2002") COMPARED TO YEAR ENDED JUNE 30, 2001 ("fiscal 2001")

     On August 21, 2001, the Company completed the sale of 90% of the common stock of its wholly-owned subsidiary, Tooltex, Inc., at which time the consolidation of Tooltex operations ceased.

     NET SALES. Net sales decreased by $2,074,000 in fiscal 2002. However, excluding Tooltex sales, net sales increased by $68,000 or 0.8% compared with the prior fiscal year.

     COST OF SALES AND GROSS PROFIT. Gross profits totaled $3,580,000 in fiscal 2001 and $3,589,000 in fiscal 2002 resulting in gross margins of 31.5% and 38.7%, respectively. After excluding Tooltex gross profits, Sonics alone achieved gross profits of $3,439,000 in fiscal 2001 and $3,563,000 in fiscal 2002 resulting in gross margins of 37.7% and 38.8%, respectively.

     SELLING EXPENSES. Selling expenses declined by $642,000 in fiscal 2002. After excluding Tooltex expenses incurred in fiscal 2001 and fiscal 2002, selling expenses decreased by $380,000. The primary causes for this decrease were the continuing effects of prior year reductions in payroll and benefit costs associated with sales personnel, a decrease in promotional costs, and a decline in commission expenses as a result of an increase in the ratio of sales made to distributors versus sales made through manufacturers' representatives.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $418,000 in fiscal 2002. After excluding Tooltex expenses incurred in fiscal 2001 and fiscal 2002, general and administrative expenses decreased $35,000 or 3.8%. This decrease resulted from lower legal and accounting costs and was partially offset by higher payroll costs.

     LOSS ON ASSETS HELD FOR SALE. In August 2001 the Company completed the sale of 90% of the common stock of Tooltex to PK Spur Co., whose principal shareholders are Tooltex president, Paul Spurgeon, and Kathy Spurgeon. During fiscal 2001, the Company adjusted the net assets of Tooltex, Inc. to their net realizable values based on the consideration to be paid by the buyer of $125,000. The loss on assets held for sale of $1,016,000 includes a writedown of unamortized goodwill of $874,000, a writedown of fixed assets of $115,000, and estimated transaction costs of approximately $27,000.

     INTEREST EXPENSE. Interest expense declined $238,000 or 66.2% compared with the prior fiscal year. There were several reasons for this decline. The most significant factor was the reduction in interest expense resulting from the pay-off of Connecticut Industrial Revenue Bonds out of the proceeds of the sale of the Newtown Property in August 2001. Interest also decreased due to the pay down of $1,000,000 of the Company's Line of Credit facility (as defined below) during fiscal 2002. The downward trend in interest rates in the current fiscal year afforded the Company additional interest savings. While interest expense has decreased, the Company now has the added expense of lease payments as a result of the sale-leaseback of the Newtown Property.

     INTEREST AND OTHER INCOME. Interest and other income increased $46,000 in the current fiscal year. This increase was primarily a result of the amortization, over a ten year period, of the deferred gain of $337,000 realized on the sale of the Newtown Property. The ten-year amortization period corresponds to the ten-year term of the initial lease the Company entered into with the buyer of the property.

     PROVISION FOR INCOME TAXES. During fiscal 2001, management established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consisted primarily of writedowns related to the subsequent sale of Tooltex, inventory reserves, and allowances for doubtful accounts. During fiscal 2002, based on the Company's return to profitability, management reversed a portion of the valuation allowance, but maintained the reserve on the Company's capital loss carryforward resulting in a $112,000 income tax benefit.

YEAR ENDED JUNE 30, 2001 ("fiscal 2001") COMPARED TO YEAR ENDED JUNE 30, 2000 ("fiscal 2000")

     NET SALES. Net sales in fiscal 2001 decreased $2,976,000 or 20.8% compared with sales of the prior fiscal year. This decrease was primarily attributable to a decline in sales at Tooltex, a wholly owned subsidiary substantially disposed of in the first quarter of fiscal 2002, as well as the plastic welding equipment product line. Other reasons for this decline included a slowdown in the economy, in general, and a particular softness in the auto industry, a major user of plastic welding equipment. Despite the decline in overall sales, the liquid processing product line continued its positive trend, growing at 5.9% during such fiscal year.

     COST OF SALES. Corresponding to the sales decline, cost of sales decreased $1,379,000 in fiscal 2001. After excluding the effect of a $755,000 inventory charge in cost of sales for fiscal 2001, gross profit margins increased from 36.1% in fiscal 2000 to 38.2% in fiscal 2001.

     SELLING EXPENSES. In fiscal 2001, selling expenses decreased by $459,000 or 15.6%. Declining sales resulted in a significant decline in commissions paid to manufacturers' representatives. Sales department expenses such as payroll, advertising and trade show costs were also reduced to adjust the business to the then current volume levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in fiscal 2001 increased by $165,000 or 14.1% over the comparable prior year. The principal reason for the increase in this expense category was higher legal and accounting fees and writedowns of assets associated with the sale of Tooltex, Inc.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses remained at approximately the same level as in the prior fiscal year.

     LOSS ON ASSETS HELD FOR SALE. In August 2001, the Company completed the sale of 90% of the common stock of Tooltex, Inc. to PK Spur Co., whose principal shareholders are Tooltex president, Paul Spurgeon, and Kathy Spurgeon. During fiscal 2001, the Company adjusted the net assets of Tooltex Inc. to their net realizable values based on the consideration to be paid by the buyer of $125,000. The loss on assets held for sale of $1,016,000 includes a writedown of unamortized goodwill of $874,000, a writedown of fixed assets of $115,000, and transaction costs of $27,000.

     INTEREST EXPENSE. Interest expense declined $56,000 or 13.5% compared with the prior fiscal year. This decline was due both to interest rate reductions during the year as well as overall debt reduction. All of the Company's debt during this fiscal year was subject to floating interest rates based on LIBOR.

     INTEREST AND OTHER INCOME. Interest and other income in fiscal 2001 declined principally as a result of cash being used for other working capital needs.

     PROVISION FOR INCOME TAXES. The Company's effective combined federal and state tax rate for fiscal 2001 was 4% as compared to 38% in fiscal 2000. At June 30, 2001 management established a valuation allowance on all deferred tax assets due to uncertainty as to their ultimate realization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continued to improve its balance sheet in fiscal 2002, both in terms of liquidity and in terms of its capital structure. Its working capital ratio rose from 2.57 at June 30, 2001 to 4.38 at June 30, 2002. This improvement resulted primarily from a $1,000,000 reduction in the Company's Line of Credit facility and an increase in its cash position by $428,000. The principal reasons for the improvement in liquidity stemmed from the sale of Tooltex and the sale of the Company's manufacturing facility both of which took place in the early part of the current fiscal year.

     The Company's principal outside source of working capital is a $1,500,000 bank credit facility (the "Line of Credit") with Brown Brothers Harriman & Co. (the "Bank"). The Line of Credit bears interest at the Bank's base lending rate (4.75% at June 30, 2002). Advances under the Line of Credit are at the Bank's sole discretion. The entire principal balance of the Line of Credit, which at June 30, 2002 was $190,000, is due and payable upon the demand of the Bank. The borrowings under the Line of Credit may be prepaid in whole or in part, without premium or penalty, at any time. Indebtedness under the Company's Line of Credit and the term loans are secured by substantially all of the assets of the Company. The credit agreement governing the Line of Credit also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth, and leverage and fixed charge coverage ratios, as defined.

     Significant improvement was also made in the capital structure of the Company. In August 2001, the Company entered into a sale and leaseback arrangement for the Newtown Property, which allowed the Company to eliminate virtually all of the its long-term debt while adding $483,000 to its cash balances. This was a primary reason for the significant improvement in the Company's debt/equity ratio, declining from approximately 1.2 at June 30, 2001 to 0.3 at June 30, 2002.

     The Company's credit facility contains a loan covenant that requires it to maintain a fixed charge coverage ratio of at least 1.10 on a quarterly basis, at least 1.40 on a trailing six-month basis and minimum tangible net worth of at least $5,150,000. At June 30, 2002, the Company met all such covenants.

IMPACT OF INFLATION

     The Company does not believe that inflation significantly affected its results of operations for fiscal year 2002.

MARKET RISK

     The Company does not hold or trade derivative instruments. Financial instruments subject to changes in interest rates consist primarily of floating rate debt. Due to the repayment in August 2001 of its Industrial Revenue Bonds, the Company's exposure to interest rate fluctuations is not material. The Company's transactions are generally conducted and its accounts are denominated in U.S. dollars. Consequently, exposure to foreign currency risk is not significant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS 144, which establishes accounting and reporting requirements for the impairment and disposal of long-lived assets, is required to be adopted for fiscal years beginning after December 15, 2001. Because earlier adoption is permissible, the Company effectively adopted the standard as of July 1, 2001. The Company was already in compliance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was superseded by SFAS 144; consequently, the adoption of SFAS 144 did not have a material impact on the Company.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The response to this item is submitted in this report under the heading "Financial Statements" and is incorporated herein by reference.

COMPANY'S STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB that are not historical fact, as well as certain information incorporated herein by reference, constitute "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company's other reports filed with the Securities and Exchange Commission.

     Forward-looking statements give our current expectations or forecasts of future events. You can usually identify these statements by the fact that they do not relate strictly to historical or current facts. They often use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated products, sales efforts, expenses, and financial results.

     Any or all of our forward-looking statements in this Annual Report on Form 10-KSB and information incorporated by reference may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this discussion - for example, product competition and the competitive environment - will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

Other Factors That May Affect Future Results

- changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to us

- other legal factors including environmental concerns

- agency or government actions or investigations affecting the industry in general or us in particular

- risks associated with maintaining international operations

- changes in business strategy or development plans

- business acquisitions, dispositions, discontinuations or restructurings

- availability, terms and deployment of capital

- economic factors over which we have no control, including changes in inflation and interest rates

- the developing nature of the market for our products and technological change

- intensifying competition in the ultrasonic bonding equipment industry, and the ultrasonic liquid processing industry

- success of operating initiatives

- operating costs

- advertising and promotional efforts

- the existence or absence of adverse publicity

- the possibility that adequate insurance coverage and reimbursement levels for our products will not be available

- our dependence on outside suppliers and manufacturers

- the ability to retain management

- business abilities and judgment of personnel

- availability of qualified personnel

- labor and employee benefit costs

- unanticipated economic impacts of the September 11, 2001 terrorist attack on the United States, any subsequent terrorists acts or of any related military action.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

Information required by this Item 9 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 2002, relating to its 2002 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 2002, relating to its 2002 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Information required by this Item 11 is incorporated herein by reference from the definitive proxy statement of Sonics to be filed with the SEC within 120 days following the end of Sonics' fiscal year ended June 30, 2002, relating to its 2002 Annual Meeting of Stockholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     a)  Exhibits.

         3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 3.1 of Amendment No. 3 to Registration Statement No. 33-96414).
         3(ii) Amended By-laws of the Registrant (incorporated by reference from Exhibit 3.2 of Registration Statement No. 33-96414).
         4(i) Form of Warrant Agreement between Registrant and Warrant Agent (incorporated by reference from Exhibit 4.3 of Amendment No. 3 to Registration Statement No. 33-96414).
         10(i) Form of Employment Agreement between the Registrant and Robert S. Soloff (incorporated by reference from Exhibit
                    10.1 of Registration Statement No. 33-96414).
         10(ii) 1995 Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference from Exhibit 10.3 of Registration Statement No. 33-96414).
         10(iii) Lease between Registrant and Aston Investment Associates (Aston, PA) (incorporated by reference from Exhibit 10.5 of Registration Statement No. 33-96414).

         10(iv) Lease between Registrant and Janine Berger (Gland, Switzerland) (incorporated by reference from Exhibit 10.7 of Registration Statement No. 33-96414).
         10(v) Form of Sales Representation Agreement (incorporated by reference from Exhibit 10.8 of Registration Statement No. 33-96414).
         10(vi) Form of Sales Distribution Agreement (incorporated by reference from Exhibit 10.9 of Registration Statement No. 33-96414).
         10(vii) Credit Agreement, dated September 19, 1997, between Brown Brothers Harriman & Co. and Registrant (incorporated by reference from Exhibit 10(xii) of the Registrant's Form 10-KSB for the year ended June 30, 1997).
         10(viii) Term Loan Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $427,000 (incorporated by reference from Exhibit 10(xiii) of the Registrants Form 10-KSB for the year ended June 30, 1997).
         10(ix) Line of Credit Note of Registrant, dated September 19, 1997, payable to the order of Brown Brothers Harriman & Co. in the original principal amount of $1,500,000 (incorporated by reference from Exhibit 10(xiv) of the Registrants Form 10-KSB for the year ended June 30, 1997). 10(x) General Security Agreement from Registrant to Brown Brothers Harriman & Co. dated September 19, 1997 (incorporated by reference from Exhibit 10(xvii) of the Registrants Form 10-KSB for the year ended June 30, 1997).
         10(xi) Lease between Registrant and Acme Realty, dated August 30, 2001 (incorporated by reference from Exhibit 10(xi) of the Registrant's Form 10-KSB for the year ended June 30, 2001).
         10(xii) Stock Purchase Agreement by and between PK Spur Co., and Sonics & Materials, Inc., with Respect to 90% of the Issued and Outstanding Shares of Common Stock of Tooltex, Inc., dated August 21, 2001(incorporated by reference from Exhibit 10(xii) of the Registrant's Form 10-KSB for the year ended June 30, 2001).
         21 Subsidiaries of the Registrant (incorporated by reference from Exhibit (21 of the Registrants Form 10-KSB for the year ended June 30, 1998).

     b) The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems with our independent accountants. We have completed such a review and evaluation in connection with the preparation of this Annual Report. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation. While we believe our internal controls and procedures are effective, we understand that the SEC may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2002

                                     SONICS & MATERIALS, INC.

                                     By:   /s/ ROBERT S. SOLOFF
                                          --------------------------------------
                                           ROBERT S. SOLOFF
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                     DATE
     ---------                         -----                     ----

/s/ ROBERT S. SOLOFF         Chairman, Treasurer, Chief     September 30, 2002
------------------------     Executive Officer
(ROBERT S. SOLOFF)


/s/ LAUREN H. SOLOFF         Secretary, Director,           September 30, 2002
------------------------     Vice President
(LAUREN H. SOLOFF)


/s/ RONALD KALB              Director                       September 30, 2002
------------------------
(RONALD KALB)


/s/ JACK T. TYRANSKY         Director                       September 30, 2002
------------------------
(JACK T. TYRANSKY)


/s/ STEVEN A. BOWEN          Chief Financial Officer        September 30, 2002
------------------------
(STEVEN A. BOWEN)

                                  CERTIFICATION

     I, Robert S. Soloff, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Sonics & Materials, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002.

/s/ Robert S. Soloff
--------------------------
Robert S. Soloff
Chief Executive Officer


                                  CERTIFICATION

     I, Steven A. Bowen, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Sonics & Materials, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002.

/s/ Steven A. Bowen
--------------------------
Steven A. Bowen
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT                                                                                LOCATION OF EXHIBIT IN
  NO.                      DESCRIPTION                                               SEQUENTIAL NUMBERING SYSTEM
  ---                      -----------                                               ---------------------------
3(i)        Certificate of Incorporation of the Registrant,            Incorporated by reference from Exhibit 3.1 of Amendment No. 3
            as amended .                                               to Registration Statement No. 33-96414

3(ii)       Amended By-laws of the Registrant.                         Incorporated by reference from Exhibit 3.2 of Registration
                                                                       Statement No. 33-96414

4(i)        Form of Warrant Agreement between Registrant and           Incorporated by reference from Exhibit 4.3 of Amendment No. 3
            Warrant Agent                                              to Registration Statement No. 33-96414

10(i)       Form of Employment Agreement between the Registrant        Incorporated by reference from Exhibit 10.1 of Registration
            and Robert S. Soloff.                                      Statement No. 33-96414

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

10(iv)      Lease between Registrant and Janine Berger                 Incorporated by reference from 10.7 of Registration Statement
            (Gland, Switzerland).                                      No. 33-96414

10(v)       Form of Sales Representation Agreement.                    Incorporated by reference from Exhibit 10.8 of Registration
                                                                       Statement No. 33-96414

10(vi)      Form of Sales Distribution Agreement.                      Incorporated by reference from Exhibit 10.9 of Registration
                                                                       Statement No. 33-96414

10(vii)     Credit Agreement, dated September 19, 1997, between        Incorporated by reference from Exhibit 10 (xii) of the
            Brown Brothers Harriman & Co. and Registrant               Registrant's Form 10-KSB for the year ended June 30, 1997

10(viii)    Term Loan Note of Registrant, dated September 19,          Incorporated by reference from Exhibit 10 (xiii) of the
            1997, payable to the order of Brown Brothers Harriman      Registrant's Form 10-KSB for the year ended June 30, 1997
            & Co. in the original principal amount of $427,000.

10(ix)      Line of Credit Note of Registrant, dated September 19,     Incorporated by reference from Exhibit 10 (xiii) of the
            1997, payable to the order of Brown Brothers Harriman      Registrant's Form 10-KSB for the year ended June 30, 1997
            & Co. in the original principal amount of $1,500,000.

10(x)       General Security Agreement from Registrant to Brown        Incorporated by reference from Exhibit 10 (xvii) of the
            Brothers Harriman & Co. dated September 19, 1997.          Registrant's Form 10-KSB for the year ended June 30, 1997

10(xi)      Lease between Registrant and Acme Realty dated             Incorporated by reference from Exhibit (xi) of the
            August 30, 2001.                                           Registrant's Form 10-KSB for the year ended June 30, 2001

10(xii)     Stock Purchase Agreement by and between PK Spur co.,       Incorporated by reference from Exhibit (xii) of the
            and Sonics & Materials, Inc., with Respect to 90% of       Registrant's Form 10-KSB for the year ended June 30, 2001.
            the Issued and Outstanding Shares of Common Stock of
            Tooltex, Inc., dated August 21, 2001.

21          Subsidiaries of the Registrant.                            Incorporated by reference from Exhibit 10(xviii) of the
                                                                       Registrants Form 10-KSB for the year ended June 30, 1998.

                          INDEX TO FINANCIAL STATEMENTS






Report of Independent Certified Public Accountants                    F-2

Consolidated Financial Statements

          Balance Sheets                                              F-3

          Statements of Income (Loss)                                 F-4

          Statement of Stockholders' Equity                           F-5

          Statements of Cash Flow                                     F-6

          Notes to Financial Statements                           F-7 to F-20

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Sonics & Materials, Inc.

         We have audited the accompanying consolidated balance sheets of Sonics & Materials, Inc. and subsidiary as of June 30, 2001 and 2002, and the related consolidated statements of income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonics & Materials, Inc. and subsidiary as of June 30, 2001 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





                                                Schneider & Associates LLP

Jericho, New York
September 23, 2002

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,
                                                                    ---------------------------------
                                                                        2001                 2002
                                                                    ------------         ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $    820,835         $  1,249,245
     Accounts receivable, net of allowance for doubtful
         accounts of $53,470 and $24,322 in 2001 and 2002,
         respectively                                                  1,335,861            1,299,144
     Inventories                                                       3,961,383            3,675,727
     Other current assets                                                 65,788              148,780
                                                                    ------------         ------------
         Total current assets                                          6,183,867            6,372,896

PROPERTY AND EQUIPMENT - net                                           3,754,724              251,274

OTHER ASSETS                                                             618,925              454,126
                                                                    ------------         ------------

         Total assets                                               $ 10,557,516         $  7,078,296
                                                                    ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable - bank                                            $  1,190,000         $    190,000
     Current maturities of long-term debt                                186,781               69,277
     Accounts payable                                                    347,580              594,354
     Customer advances                                                   147,535              168,581
     Commissions payable                                                  76,903               88,996
     Accrued expenses                                                    452,734              342,616
                                                                    ------------         ------------
         Total current liabilities                                     2,401,533            1,453,824
                                                                    ------------         ------------
NON-CURRENT LIABILITIES
     Long-term debt                                                    3,381,460               60,967
     Deferred gain on sale of real estate                                   --                303,061
                                                                    ------------         ------------
         Total non-current liabilities                                 3,381,460              364,028
                                                                    ------------         ------------

         Total liabilities                                             5,782,993            1,817,852
                                                                    ------------         ------------
COMMITMENTS - see notes

STOCKHOLDERS' EQUITY

     Common stock - par value $.03 per share; authorized
         10,000,000 shares; issued and outstanding 3,520,100
         shares at June 30, 2001 and 2002                                105,603              105,603
     Additional paid-in capital                                        6,575,010            6,575,010
     Accumulated deficit                                              (1,906,090)          (1,420,169)
                                                                    ------------         ------------
         Total stockholders' equity                                    4,774,523            5,260,444
                                                                    ------------         ------------

         Total liabilities and stockholders' equity                 $ 10,557,516         $  7,078,296
                                                                    ============         ============

 The accompanying notes are an integral part of these consolidated financial statements.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                      Years ended June 30,
                                                               ---------------------------------
                                                                   2001                 2002
                                                               ------------         ------------
Net sales                                                      $ 11,347,937         $  9,274,227
Cost of sales                                                     7,767,931            5,684,741
                                                               ------------         ------------
      Gross profit                                                3,580,006            3,589,486
                                                               ------------         ------------

Operating expenses:
      Selling                                                     2,477,305            1,835,052
      General and administrative                                  1,340,930              923,050
      Research and development                                      410,346              402,041
      Loss on assets held for sale                                1,016,094                 --
                                                               ------------         ------------
            Total operating expenses                              5,244,675            3,160,143
                                                               ------------         ------------

Operating income (loss)                                          (1,664,669)             429,343
                                                               ------------         ------------

Other income (expense):
      Interest expense                                             (359,715)            (121,623)
      Interest and other income                                      19,906               66,201
                                                               ------------         ------------
            Total other income (expense)                           (339,809)             (55,422)
                                                               ------------         ------------

Income (loss) before income taxes                                (2,004,478)             373,921
Income tax expense (benefit)                                         73,737             (112,000)
                                                               ------------         ------------

Net income (loss)                                              $ (2,078,215)        $    485,921
                                                               ============         ============

Per share:

Basic and diluted:
Net income (loss)                                              $       (.59)        $        .14
                                                               ============         ============

Shares used in basic and diluted per share computations           3,520,100            3,520,100
                                                               ============         ============

 The accompanying notes are an integral part of these consolidated financial statements.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended June 30, 2001 and 2002



                                        Common Stock
                                                                                                             Additional
                                                       Par              Paid-in          Accumulated        Stockholders'
                                   Shares             Value             Capital            Deficit             Equity
                                   ------             -----             -------            -------             ------
Balances - July 1, 2000           3,520,100        $   105,603        $ 6,575,010        $   172,125         $ 6,852,738

Net loss                               --                 --                 --           (2,078,215)         (2,078,215)
                                -----------        -----------        -----------        -----------         -----------

Balances - June 30, 2001          3,520,100            105,603          6,575,010         (1,906,090)          4,774,523

Net income                             --                 --                 --              485,921             485,921
                                -----------        -----------        -----------        -----------         -----------

Balances - June 30, 2002          3,520,100        $   105,603        $ 6,575,010        $(1,420,169)        $ 5,260,444
                                ===========        ===========        ===========        ===========         ===========



















 The accompanying notes are an integral part of these consolidated financial statements.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years ended June 30,
                                                                -------------------------------
Increase (decrease) in cash and cash equivalents                    2001                2002
                                                                -----------         -----------
Cash flows from operating activities
  Net income (loss)                                             $(2,078,215)        $   485,921
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities
           Depreciation                                             162,623              80,616
           Amortization of goodwill                                  55,503                --
           Loss on assets held for sale                             989,362                --
           Reserves and allowances                                  730,844            (185,202)
           Gain on sale of real estate                                 --               (33,674)
  Decrease (increase) in:
       Accounts receivable                                        1,160,195              65,865
       Inventories                                                 (222,237)            733,500
       Other current assets                                          15,229             (82,992)
       Prepaid income taxes                                          (9,951)               --
       Deferred income taxes                                         75,048                --
       Other assets                                                 104,540             (66,744)
  Increase (decrease) in:
       Accounts payable                                            (199,840)            246,773
       Customer advances                                             45,503              21,046
       Commissions payable                                         (117,087)             12,093
       Accrued expenses                                            (113,118)           (110,118)
                                                                -----------         -----------
  Net cash provided by operating activities                         598,399           1,167,084
                                                                -----------         -----------

Cash flows from investing activities:
       Purchase of property and equipment                           (59,311)            (56,201)
       Sale of property and equipment                                  --             3,755,523
                                                                -----------         -----------
  Net cash provided by (used in) investing activities               (59,311)          3,699,322
                                                                -----------         -----------

Cash flows from financing activities:
       Payments of note payable - bank                             (100,000)         (1,000,000)
       Payments of long-term debt                                  (289,932)         (3,384,037)
       Payments of capital lease obligations                        (57,314)            (53,959)
                                                                -----------         -----------

  Net cash used in financing activities                            (447,246)         (4,437,996)
                                                                -----------         -----------

Net increase in cash and cash equivalents                            91,842             428,410
Cash and cash equivalents at beginning of year                      728,993             820,835
                                                                -----------         -----------

Cash and cash equivalents at end of year                        $   820,835         $ 1,249,245
                                                                ===========         ===========

Supplemental information:
  Cash paid during the period for:
       Interest                                                 $   400,415         $   143,574
                                                                ===========         ===========
       Income taxes                                             $     2,595         $    16,003
                                                                ===========         ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

NOTE A -    BUSINESS

            Sonics & Materials, Inc. (the "Company") is a manufacturer and distributor of ultrasonic assembly and liquid processing machinery and equipment. Sales are made throughout the United States, Europe, Asia, South America and Australia. The Company's headquarters and principal manufacturing operations are located in Newtown, Connecticut. The Company operates in one business segment.

            The Company also manufactured automated systems used in the plastics industry through its subsidiary, Tooltex, Inc. which is located in Grove City, Ohio. In August 2001, the Company completed the sale of a 90% interest in Tooltex, Inc. (see Note C).

NOTE B -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of consolidation

            These financial statements include the accounts of the Company for the entire year and Tooltex, Inc. through August 21, 2001. All material intercompany balances and transactions have been eliminated in consolidation.

            Inventories

            Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

            Property and Equipment

            Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation using the straight-line method is designed to amortize the cost of various classes of assets over their estimated useful lives, ranging generally from five to seven years. Expenditures for replacements are capitalized and the replaced items are retired. Maintenance and repairs are expensed as incurred.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

            Use of Estimates

            Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include the allowance for doubtful accounts receivable, inventory reserves and the valuation allowance for deferred tax assets. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

            Long-lived assets

            In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

            In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates goodwill amortization, provides guidance and requirements for periodic impairment testing of goodwill and discusses the treatment of other intangible assets. Adoption of the standard is required for fiscal years beginning after December 15, 2001. However, because earlier adoption is permissible, the Company adopted the standard effective July 1, 2001. During the fourth quarter of fiscal 2001, the Company recorded impairment charges of $874,000 for unamortized goodwill and $115,000 for undepreciated fixed assets. The charges were based on the anticipated selling price of 90% of the Company's interest in its Tooltex, Inc. subsidiary (see Note C).

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

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

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

            The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                              Years ended June 30,

                                             2001              2002
                                             ----              ----

            Stock options                   346,366           331,366
                                            =======           =======

            Cash Equivalents

            For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2001 and 2002 consisted of money market funds.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

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

            Advertising Costs

            All costs related to advertising are expensed in the period incurred. Advertising costs were approximately $112,000 and $83,000 for the years ended June 30, 2001 and 2002, respectively.

            New Accounting Pronouncements

            In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". SFAS 144, which establishes accounting and reporting requirements for the impairment and disposal of long-lived assets, is required to be adopted for fiscal years beginning after December 15, 2001. Because earlier adoption is permissible, the Company effectively adopted the standard as of July 1, 2001. The Company was already in compliance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was superseded by SFAS 144; consequently, the adoption of SFAS 144 did not have a material impact on the Company.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002


            In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial condition of the Company at the time of adoption.

            In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial statements.

NOTE C -    SALE OF TOOLTEX STOCK

            On August 21, 2001, the Company sold a 90% interest in the stock of Tooltex to PK Spur Co. (PK), an Ohio corporation owned by the president of Tooltex and his wife. In consideration, PK issued a $125,000 promissory note, payable in 23 installments of $2,000 including interest at 7% per annum commencing in October 2001, with a final balloon payment of outstanding principal and accrued interest. The note is guaranteed by the president and Tooltex, and is secured by a security interest in certain Tooltex assets. In conjunction with the sale, the Company and Tooltex entered into a representation and distribution agreement pursuant to which Tooltex will sell and distribute the Company's products.

            The Company changed the accounting for its investment in Tooltex from the consolidation to the cost method, effective on the date of sale. Tooltex reported sales of approximately $2.6 million (unaudited) and $90,000 (unaudited) during fiscal 2001 and 2002, respectively; and a net loss of approximately $219,000 (unaudited) and $25,000 (unaudited) during fiscal 2001 and fiscal 2002, respectively.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

            In connection with the sale of Tooltex, the Company adjusted the net assets of Tooltex to their estimated net realizable values in the fiscal 2001 Statement of Income (Loss). The loss on assets held for sale of $1,016,000 includes a writedown of unamortized goodwill of $874,000, a writedown of fixed assets of $115,000, and estimated transaction costs of approximately $27,000. The Company also recorded in fiscal 2001 a Tooltex inventory writedown through cost of sales of approximately $314,000 and a bad debt charge through general and administrative expenses of $35,000.

NOTE D -    INVENTORIES

            Inventories consist of the following:

                                                       June 30,
                                             ----------------------------
                                                2001              2002
                                             ----------        ----------

            Raw materials                    $  898,284        $  739,144
            Work-in-process                   1,890,542         1,647,536
            Finished goods                    1,172,557         1,289,047
                                             ----------        ----------

                                             $3,961,383        $3,675,727
                                             ==========        ==========

            Inventories at June 30, 2001 and 2002 are stated net of reserves for excess and obsolete inventory, of $441,000 and $137,000, respectively. Reserve activity is recorded through cost of sales.

NOTE E -    PROPERTY AND EQUIPMENT

            A summary of property and equipment follows:

                                                             June 30,
                                                   ----------------------------
                                                      2001              2002
                                                   ----------        ----------
            Land                                   $  462,486        $     --
            Building                                3,219,205              --
            Machinery and equipment                   943,148           948,082
            Tooling                                   146,482           153,632
            Office furniture and equipment            308,663           310,271
            Transportation equipment                   60,441            60,441
            Data processing equipment                 618,673           654,027
                                                   ----------        ----------
                                                    5,759,098         2,126,453
            Less:  Accumulated depreciation         2,004,374         1,875,179
                                                   ----------        ----------

                                                   $3,754,724        $  251,274
                                                   ==========        ==========

            Depreciation expense was $162,623 and $80,616 in fiscal 2001 and 2002, respectively.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

            On August 31, 2001, the Company sold its Newtown, Connecticut property (see Note F).

NOTE F -    SALE OF COMPANY FACILITY

            On August 31, 2001, the Company sold to Acme Realty (Acme), a New York general partnership, its manufacturing facility located in Newtown, Connecticut for $4,000,000 in cash, less expenses of $244,000. The Company used the proceeds to pay outstanding Industrial Revenue Bond principal and accrued interest totaling $3,289,000, and to increase working capital. In connection with the sale, the Company entered into a triple net lease with Acme for an initial term of ten years plus two five-year renewal options. The Company recorded a deferred gain on the sale of $337,000, which is being amortized over the lease term. Amortization totaled $33,674 in fiscal 2002.

NOTE G -    OTHER ASSETS

            At June 30, 2001 and 2002, the major components of Other Assets were:

                                                                June 30,
                                                        -----------------------
                                                          2001           2002
                                                        --------       --------
            Demonstration equipment - net of
              accumulated depreciation of $99,554
              and $138,171 in 2001 and 2002,
              respectively                              $364,192       $178,828
            Other                                        254,733        275,298
                                                        --------       --------

                                                        $618,925       $454,126
                                                        ========       ========

            Demonstration equipment is carried at cost less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful life of seven years. The net book value is used to calculate any gain or loss on sale of the related demonstration equipment.

NOTE H -    ACCRUED EXPENSES

            At June 30, 2001 and 2002, the major components of accrued expenses were:

                                                 June 30,
                                        ------------------------
                                          2001            2002
                                        --------        --------
            Accrued compensation        $287,546        $234,851
            Professional fees             63,542          35,500
            Other accruals               101,646          72,265
                                        --------        --------

                                        $452,734        $342,616
                                        ========        ========

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

NOTE I -    BANK AND OTHER DEBT

            Note payable - bank

            Outstanding indebtedness against the bank line of credit is evidenced by a note bearing interest at the bank's base lending rate (4.75% at June 30, 2002). Advances under the line of credit are at the bank's sole discretion, are due on demand, and are limited to the lesser of $1,500,000 or a percentage of the Company's available borrowing base, as defined.

            Long-term debt

                                                           June 30,
                                                -------------------------------
                                                    2001                2002
                                                -----------         -----------
            (a) Industrial Revenue Bonds        $ 3,308,684         $      --
            (b) Bank term loan                      100,471              25,117
            (c) Capital lease obligations           159,086             105,127
                                                -----------         -----------

                                                  3,568,241             130,244
            Less:  Current portion                 (186,781)            (69,277)
                                                -----------         -----------

            Long-term debt                      $ 3,381,460         $    60,967
                                                ===========         ===========

            (a) Industrial Revenue Bonds issued in December 1997 through the
                Connecticut Development Authority in the original principal amount of $3,810,000. The bonds were purchased by the Company's lender pursuant to the credit agreement between the parties. Interest on principal balances was payable at the rate of 75% of the bank's base lending rate. Principal was payable in 228 equal installments of $16,711 commencing in January 1999. The bonds were repaid from the proceeds of the sale of the Company's Newtown, Connecticut property in August 2001 (see Note F).

            (b) Term loan in the original amount of $427,000. The loan, as amended on July 21, 1998, is payable in nine monthly installments of $11,861 through July 1, 1998, fifty-one monthly installments of $6,269, and a final payment of the remaining principal balance on October 1, 2002. The loan bears interest at the bank's base lending rate (4.75% at June 30, 2002).

            (c) The Company has entered into two equipment leases which qualify for capitalization under applicable accounting guidelines. The leases expire at various dates through 2005.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

            Indebtedness under the Company's line of credit and the term loans are secured by substantially all of the assets of the Company. A first mortgage lien on the Company's Newtown, CT property was released in August 2001 when the property was sold. The credit agreement also subjects the Company to various covenants, including restrictions on future borrowings and encumbrances, and the maintenance of minimum tangible net worth, and leverage and fixed charge coverage ratios, as defined.

            The aggregate maturities of long-term debt are as follows:


                     Year ending
                       June 30,
                       --------
                        2003                      $ 69,277
                        2004                        31,889
                        2005                        29,078
                                                  --------
                                                  $130,244

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

            All employee options issued to date under the Plan have a five-year term and vest evenly over the first three years commencing on the date of grant. Director options vest over a one-year period. At June 30, 2002, there were 204,000 shares available for future grant under the Plan.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

            Nonqualified Stock Options

            The Company has also granted nonqualified stock options for 285,366 shares of common stock at option prices ranging from $.31 to $1.03 per share expiring at various dates through 2004.

            Summary Information

            The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for the stock option awards consistent with the provisions of SFAS No. 123, net (loss) income would have (increased) decreased by approximately $(4,800) and $3,300, in fiscal 2001 and 2002, respectively, with no material impact on income (loss) per share in either period.

            There were no option grants in 2001 and 2002.

            For the two years ended June 30, 2002, option activity was as follows:

                                                                 Weighted-
                                                                  Average
                                                  Number         Exercise
                                                of Shares          Price
                                                ---------          -----
            Outstanding at June 30, 2000         491,866         $   1.39
            Expired                              (53,500)            5.00
            Canceled                             (92,000)             .87
            -------------------------------------------------------------
            Outstanding at June 30, 2001         346,366              .97
            Canceled                             (15,000)            1.35
            -------------------------------------------------------------
            Outstanding at June 30, 2002         331,366         $    .95
            =============================================================

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

            The following table summaries information about stock options outstanding at June 30, 2002:

                         Options Outstanding                              Options Exercisable
                         -------------------                              -------------------
                                                                  Weighted
                                                 Weighted-         average                    Weighted-
                                                  average         Remaining                    average
       Range of                Number            Exercise        Contractual     Number       Exercise
    Exercise prices          Outstanding           Price            Life       Exercisable      Price
    ---------------          -----------           -----            ----       -----------      -----
     $ .22 - $ .63              50,976             $ .46          2.0 years       44,309        $ .48
      1.03 -  1.44             280,390              1.04          2.5 years      279,057         1.04
                               -------                                           -------
                               331,366             $ .95                         323,366        $ .92
                               =======                                           =======

NOTE K -    COMMITMENTS

            Leases

            The Company leases certain facilities and vehicles under lease agreements that are classified as operating leases and expire in various years through 2011.

            The following is a schedule of future minimum lease payments for operating leases as of June 30, 2002:


        Year ending
          June 30,
          --------
            2003                                       $  343,033
            2004                                          316,816
            2005                                          326,522
            2006                                          336,302
            2007                                          346,452
            Thereafter                                  1,557,388
                                                       ----------
            Total                                      $3,226,513
                                                       ==========

            Rental expense for operating leases totaled approximately $205,000 and $463,506 for the years ended June 30, 2001 and 2002, respectively.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

NOTE L -    INCOME TAXES

            The components of the provision for income taxes (income tax benefit) are as follows:

                                                   Years ended June 30,
                                               ---------------------------
                                                  2001              2002
                                               ---------         ---------

            Current
                  Federal                      $ (37,206)        $    --
                  State                           40,289            24,000
                                               ---------         ---------
                                                   3,083            24,000
                                               ---------         ---------

            Deferred:
                  Federal                         70,654          (136,000)
                  State                             --                --
                                               ---------         ---------
                                                  70,654          (136,000)
                                               ---------         ---------

            Total tax provision (income
               tax benefit)                    $  73,737         $(112,000)
                                               =========         =========

            The tax effect of temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                               June 30,
                                                        ----------------------
                                                           2001         2002
                                                        ---------    ---------
            Deferred tax assets:
                  Capital loss on Tooltex disposition   $ 468,447    $ 370,215
                  Deferred gain on real estate               --        103,041
                  Accrued expenses                           --         12,446
                  Allowance for doubtful accounts          30,080        8,269
                  Inventories                             229,960       52,374
                                                        ---------    ---------
            Total deferred tax assets                     728,487      546,345
            Deferred tax liabilities:
                  Accumulated depreciation                   --         40,130
                                                        ---------    ---------
            Subtotal                                      728,487      506,215
            Less:  Valuation allowance                   (728,487)    (370,215)
                                                        ---------    ---------
            Net deferred tax assets                     $    --      $ 136,000
                                                        =========    =========

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

            During fiscal 2001, management established a valuation allowance to offset the benefits of significant temporary tax differences due to the uncertainty of their realization. These deferred tax assets consisted primarily of writedowns related to the subsequent sale of Tooltex, inventory reserves, and allowances for doubtful accounts. During fiscal 2002, based on the Company's return to profitability, management reversed a portion of the valuation allowance, but maintained the reserve on the Company's capital loss carryforward resulting in a $112,000 income tax benefit.

            The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the consolidated financial statements:


                                                        Years ended June 30,
                                                    --------------------------
                                                       2001             2002
                                                    ---------        ---------
            Provision for federal income
                  taxes at the statutory rate       $(683,776)       $ 126,960
            State and local taxes, net of
                  federal tax effect                   17,975           33,936
            Nondeductible expenses                     11,051            6,650
            Valuation allowance                       728,487         (280,070)
            Other                                        --                524
                                                    ---------        ---------
            Actual provision for income taxes
                  (income tax benefit)              $  73,737        $(112,000)
                                                    =========        =========

NOTE M -    401(k) AND PROFIT SHARING PLANS

            The Company has a 401(k) plan for eligible employees. Under provisions of the plan, eligible employees may elect to contribute up to 15% of their annual compensation. In addition, the plan provides for the Company to make additional contributions at its discretion of up to 4% of each participant's annual compensation. Expenses under the 401(k) plan were approximately $33,000 and $20,693 for the years ended June 30, 2001 and 2002, respectively.

            The Company also has a nonqualified profit sharing plan. Under this plan, the Company distributes to eligible employees 10% of its pretax profits, based on a three-month moving average. Expenses under the profit sharing plan were approximately $4,226 and $58,080 for the years ended June 30, 2001 and 2002, respectively.

                     SONICS & MATERIALS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2002

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

            Net sales by geographic area are as follows:

                                             Years ended June 30,
                                       --------------------------------
                                          2001                 2002
                                       -----------          -----------

            United States              $ 8,761,000          $ 6,781,000
            Europe                       1,143,000              812,000
            Asia/Pacific Rim               936,000            1,056,000
            Canada and Mexico              286,000              411,000
            Other                          222,000              214,000
                                       -----------          -----------
                                       $11,348,000          $ 9,274,000
                                       ===========          ===========

            Foreign sales are generally denominated in U. S. dollars. Currency gains and losses were immaterial in fiscal 2001 and 2002.

NOTE O -    RELATED PARTY TRANSACTIONS

            Prior to the disposition of Tooltex in August 2001, the Company leased manufacturing facilities in Ohio from an entity owned by Tooltex stockholders. During the years ended June 30, 2001 and 2002, the Company incurred rent expense on this property of $84,320 and $7,027, respectively.

NOTE P -    ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                         Balance at   Charged to    Deduction      Balance
                                         beginning    costs and       from        at end of
                                         of period     expenses      reserve        period
                                          -------      --------      -------        ------
            Year ended June 30, 2002      53,470         24,242      53,390 (a)     24,322

            Year ended June 30, 2001      88,470         21,939      21,939 (a)     53,470
                                                                     35,000 (b)

            (a) Amounts represent uncollectible accounts charged off.
            (b) Amount represents reversal of Tooltex reserve upon disposition.