Form 10KSB/A
period 2002-06-30
SONICS & MATERIALS INC
filed 2002-10-18
CIK 1000166

================================================================================

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                  FORM 10-KSB/A

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Not applicable.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]
================================================================================

ITEM 9. SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock or other equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on a review of the copies of such reports furnished to the Company, the Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with during the fiscal year ended June 30, 2002.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

     ROBERT S. SOLOFF
     AGE:  63
     FIRST ELECTED DIRECTOR:  1969
     PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY
     MEMBER OF STOCK OPTION COMMITTEE AND AUDIT COMMITTEE

     Mr. Soloff joined the Company in 1969 and has served as its Chairman, President, Chief Executive Officer, and a Director since then. From 1960 to 1961, he was employed as an Assistant Project Engineer by Kearfott-Singer, Inc. designing ultrasonic oil burners and investigating the use of ultrasonic energy for various industrial applications. From 1962 until 1969, Mr. Soloff held a variety of positions with Branson Sonic Power Company, a major manufacturer of ultrasonic devices. These positions included laboratory manager for new products and applications, New York Metro district sales manager and manager of new product development. He is a 1960 graduate of Cooper Union where he earned a bachelor of science degree in mechanical engineering.

     JACK TYRANSKY
     AGE: 57
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

     LAUREN H. SOLOFF
     AGE:  36
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

     RONALD KALB
     AGE:  52
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

     STEVEN A. BOWEN
     AGE:  43
     CHIEF FINANCIAL OFFICER

     Steven Bowen joined Sonics & Materials, Inc. in January of 2000 as its Controller. In January of 2001 he became the Company's Chief Financial Officer. From 1987 to 2001, Mr. Bowen was employed as the Chief Financial Officer for American Computer Resources, Inc. He received his bachelor of arts degree from Rutgers University and received his masters in business administration from Drexel University.

     None of the directors or executive officers have had any involvement in legal proceedings within the past five years that are material to an evaluation of the ability or integrity of such persons to become directors or executive officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years ended June 30, 2002, 2001, and 2000 the annual and long-term compensation for the Company's Chief Executive Officer (the "named executive"). This was the only executive officer, who was serving as such on June 30, 2002 whose annual compensation exceeded $100,000 for the fiscal year ended June 30, 2002.

SUMMARY COMPENSATION TABLE

                                                              OTHER ANNUAL
NAME AND PRINCIPAL POSITION          YEAR     BASE SALARY    COMPENSATION(1)

Robert S. Soloff, President and      2002      $144,000         $14,058
 Chief Executive Officer             2001       138,000          14,576
                                     2000       114,000          18,941

---------------------------
(1) Represents compensation for excess life insurance premium and personal use of company auto. Includes executive insurance benefits for Mr. Soloff.

     The Company's non-employee directors are paid a fee of $300 for attendance at each of its Board of Directors meetings plus related out-of-pocket expenses.


EMPLOYMENT CONTRACTS

     Effective July 1, 1995, the Company entered into an employment agreement with Robert S. Soloff, who is serving as the Company's President and Chief Executive Officer, for an initial term that expired on June 30, 1998. The agreement provided for an annual base salary of $180,000, $198,000 and $218,000 in each of the first three years of the agreement. On June 30, 1998, the Board of Directors unanimously voted to extend the term of the contract under the same terms and conditions. For fiscal years 1999, and 2000, Mr. Soloff voluntarily reduced his salary to $114,000. In fiscal year 2001, Mr. Soloff's salary was increased to $138,000, and in fiscal year 2002 Mr. Soloff's salary was increased to $144,000. Under the original agreement, Mr. Soloff's base salary may be increased at the discretion of the Board of Directors through (i) any bonus arrangement provided by the Company in its discretion and (ii) other compensation or employee benefit plans and arrangements, if any, provided to other officers and key employees of the Company. Such bonuses will be determined by the non-employee or independent members of the Board of Directors who will take into account the performance of Mr. Soloff and the Company in making such determination. Such bonuses may not exceed 10% of Mr. Soloff's annual compensation for three years. Mr. Soloff is subject to a two-year covenant not to compete with the Company, which restrictive period begins upon the expiration of the employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's Common Stock owned as of September 30, 2002 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock,
(ii) each director and nominee for director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.


                                                   COMMON STOCK

NAME AND ADDRESS OF                   AMOUNT AND NATURE OF      PERCENTAGE
BENEFICIAL OWNER (1)                  BENEFICIAL OWNERSHIP         OWNED
--------------------                  --------------------      ----------
Robert S. Soloff                           2,515,000               67.0%
Lauren H. Soloff                             274,990(3)             7.3%
Jack Tyransky                                  3,000(2)                *
Ronald Kalb                                    1,000(2)                *
All directors and executive officers
  as a group (6 people)(2)(4)              2,830,976               75.0%
The Crest Group, Inc.                        300,012                8.0%
---------------------------------------------------------------------------
* Indicates less than one percent.

1) The address of each such person, except for The Crest Group, is c/o Sonics & Materials, Inc., 53 Church Hill Road, Newtown, Connecticut 06470 and except as otherwise set forth in the footnotes below, all shares are beneficially owned and the sole voting and investment power is held by the persons named. The address of The Crest Group, Inc., Scotch Road, Trenton, New Jersey 08628.

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

EQUITY PLAN COMPENSATION PLAN INFORMATION

     The following table sets forth information as of the end of the most recently completed fiscal year, June 30, 2002.

--------------------------------- ------------------------------- ------------------------------ -------------------------------
Plan Category                     Number of securities to be      Weighted-average exercise      Number of securities
                                  issued upon exercise of         price of outstanding           remaining available for
                                  outstanding options, warrants   options, warrants and rights   future issuance under equity
                                  and rights                                                     compensation plans (excluding
                                                                                                 securities reflected in
                                                                                                 column (a))
                                  (A)                             (B)                            (C)
--------------------------------- ------------------------------- ------------------------------ -------------------------------
Equity compensation plans         N/A                             N/A                            N/A
approved by security holders
--------------------------------- ------------------------------- ------------------------------ -------------------------------
Equity compensation plans not     331,366                         $.95                           204,000
approved by security holders
--------------------------------- ------------------------------- ------------------------------ -------------------------------
Total                             331,366                         $.95                           204,000
--------------------------------- ------------------------------- ------------------------------ -------------------------------

     The Company has reserved a total of 250,000 shares for issuance under its Incentive Stock Option Plan (the "Plan"). Options may be granted to officers, directors, and other key Company employees. Options granted under the Plan are intended to qualify as incentive stock options as defined in the Internal Revenue Code of 1986, as amended.

     The plan is administered by the Board of Directors and a Stock Option Committee presently consisting of two members of the Board that determines which persons are to receive options, the number of options to be granted and the exercise prices. In the event an optionee voluntarily terminates employment with the Company, the optionee has the right to exercise his accrued options within thirty (30) days of such termination. However, the Company may exercise any accrued options held by each optionee by paying the difference between the option exercise price and the then fair market value.

     All employee options issued to date under the Plan have a five-year term and vest evenly over the first three years commencing on the date of the grant. Director options vest over a one-year period.

     The Company has also granted nonqualified stock options for 285,366 shares of common stock at option prices ranging from $.31 to $1.03 per share expiring at various dates through 2004.

     There were no options granted or exercised in fiscal year 2001 or 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 18, 2002

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

      Signature                       Title                          Date
      ---------                       -----                          ----

/s/ ROBERT S. SOLOFF       Chairman, President,Treasurer,       October 18, 2002
-----------------------     Chief Executive Officer
(ROBERT S. SOLOFF)


/s/ LAUREN H. SOLOFF       Secretary, Director, Vice            October 18, 2002
-----------------------     President
(LAUREN H. SOLOFF)


/s/ Ronald Kalb            Director                             October 18, 2002
-----------------------
(RONALD KALB)


/s/ JACK T. TYRANSKY       Director                             October 18, 2002
-----------------------
(JACK T. TYRANSKY)


/s/ STEVEN A. BOWEN        Chief Financial Officer              October 18, 2002
-----------------------
(STEVEN A. BOWEN)

                                  CERTIFICATION

     I, Robert S. Soloff, certify that:

1. I have reviewed this amendment No. 1 to the annual report on Form 10-KSB/A of Sonics & Materials, Inc.;

2. Based on my knowledge, this amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment No. 1 to the annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment No. 1 to the annual report.


Date:  October 18, 2002.

 /s/ Robert S. Soloff
--------------------------
Robert S. Soloff
Chief Executive Officer



                                  CERTIFICATION

     I, Steven A. Bowen, certify that:

1. I have reviewed this amendment No. 1 to the annual report on Form 10-KSB/A of Sonics & Materials, Inc.;

2. Based on my knowledge, this amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment No. 1 to the annual report.


Date:  October 18, 2002.

 /s/ Steven A. Bowen
--------------------------
Steven A. Bowen
Chief Financial Officer